Form 10QSB
period 2007-12-31
Red Oak Concepts, Inc.
filed 2008-02-15
CIK 1409014

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2007

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-52769

RED OAK CONCEPTS, INC.

(Exact name of small business issuer
as specified in its charter)

Nevada	26-0295367
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5357 Red Oak Drive, Coopersburg, Pennsylvania 18036

(Address of principal executive offices)

(610) 282-6808

(Issuer's telephone number)

 (Former name, former address and former
fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At February 14, 2008 there were 1,000,000 shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Red Oak Concepts, Inc
(A Development Stage Company)
Balance Sheet—Unaudited
As of December 31, 2007

ASSETS

CURRENT ASSETS:
Cash	$20,271
TOTAL CURRENT ASSETS	20,271

TOTAL ASSETS	$20,271

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Shareholder Notes Payable	$29,900
TOTAL CURRENT LIABILITIES

TOTAL LIABILITIES	29,900

STOCKHOLDERS' DEFICIT
Preferred stock ($.0001 par value, 10,000,000 shares authorized; no shares issued and outstanding)	-
Common stock ($.0001 par value, 100,000,000 shares authorized; 1,000,000 shares issued and outstanding)	100
Additional paid in capital	-
Retained Deficit	(9,729)
TOTAL STOCKHOLDERS' EQUITY	(9,629)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$20,271

Red Oak Concepts, Inc.
( A Development Stage Company)
Statement of Operations—Unaudited
For the Period from Inception (May 24, 2007) Through December 31, 2007

Cumulative
Totals
Since
Inception
REVENUES:
Income	$-
Total Revenue	-

EXPENSES:
Selling, General, and Administrative	729
Consulting Fees	9,000
Total Expenses	9,729

Loss from operations	$(9,729)

Provision for income taxes	-

NET LOSS	$(9,729)

Basic and fully diluted net loss per common share:	$(0.010)

Weighted average common shares outstanding	1,000,000

Red Oak Concepts, Inc.
( A Development Stage Company)
Statement of Cash Flows—Unaudited
For the Period from Inception (May 24, 2007) to December 31, 2007

Cumulative
Totals
Since
Inception
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,729)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase/(Decrease) in Shareholder Notes Payable	29,900
Capital Stock Purchase	100
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	30,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	20,271

CASH AND CASH EQUIVALENTS,
BEGINNING OF THE YEAR	-

END OF THE YEAR	$20,271

Red Oak Concepts, Inc.
(A Development Stage Company)
Statement of Stockholders' Deficit—Unaudited
For the Period from Inception (May 24, 2007) to December 31, 2007

					Additional
	Common Stock		Preferred Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Earnings/Deficit

Balances, May 24, 2007 (inception)	-	$-	-	$-	$-	$-

Net loss for the period	-	-	-	-	-	(9,729)

Issuance of common shares	1,000,000	100	-	-	-	-

Balances, December 31, 2007	1,000,000	$100	-	$-	$-	$(9,729)

Item 2. Management’s Discussion and Analysis or Plan of Operation.

Overview.

Red Oak Concepts, Inc. (“we”, “us”, the “Company” or like terms) was organized to serve as a vehicle for a business combination through a merger, capital stock exchange, asset acquisition or other similar business combination (a “Business Combination”) with an operating or development stage business (the “Target Business”) which desires to utilize our status as a reporting corporation under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company does not currently engage in any business activities that provide cash flow. Our principal business objective for the next twelve months and beyond will be to achieve long-term growth potential through a combination with an operating business rather than immediate, short-term earnings. The Company will not restrict its potential candidate Target Businesses to any specific business, industry or geographical location and, thus, may acquire any type of business.

As of the date of this report, we have not selected any Target Business or target industry on which to concentrate our search for a Business Combination. Our sole officer and director has not engaged in discussions on our behalf with representatives of other companies regarding the possibility of a potential Business Combination with us, nor have we been approached by any candidates (or representatives of any candidates) with respect to a possible Business Combination with us. Additionally, we have not, nor has anyone on our behalf, taken any measure, directly or indirectly, to identify or locate any suitable Target Business, nor have we engaged or retained any agent or other representative to identify or locate such a Target Business. We have not conducted any research with respect to identifying the number and characteristics of the potential Target Business candidates.

Management will have virtually unrestricted flexibility in identifying and selecting a prospective Target Business and may consider entering into a Business Combination with virtually any business, including a business which has recently commenced operations, has no established record of growth or earnings and which is subject to all of the risks attendant to a development stage operation, including requiring additional capital, or which operates in an industry that is characterized by an unusually high element of risk. In the alternative, a Business Combination may involve the acquisition of, or merger with, an established company which does not require substantial additional capital, but which desires to establish a public trading market for its shares, while avoiding, among other things, the time delays, significant expense, and loss of voting control which may occur in a public offering. Although our management will endeavor to evaluate the risks inherent in a particular Target Business, there can be no assurance that we will properly ascertain or assess all significant risks.

We expect that we will be able to consummate a Business Combination with only one candidate given that, among other considerations, we will not have the resources to diversify our operations and the dilution of interest for present and prospective stockholders, which is likely to occur as a result of our management's plan to offer a controlling interest to a Target Business in order to achieve a tax free reorganization. This lack of diversification should be considered a substantial risk in investing in us, because it will not permit us to offset potential losses from one venture against gains from another.

Management expects that the selection of a Target Business will be a complex, competitive and extremely risky matter. Because of general economic conditions, rapid technological advances being made in some industries and shortages of available capital, our management believes that there are numerous firms seeking even the limited additional capital which we will have and/or the perceived benefits of becoming a publicly traded corporation. Such perceived benefits of having a class of securities registered under federal securities laws which include, among other things, facilitating or improving the terms on which additional equity financing may be obtained, creating a means for providing incentive stock options or similar benefits to key employees, and offering greater flexibility in structuring acquisitions, joint ventures and the like through the issuance of capital stock. Target Businesses may be available in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult.

Liquidity and Capital Resources.

During the next twelve months we anticipate incurring costs and expenses related to filing of Exchange Act reports and investigating and consummating a Business Combination. Management expects to fund additional costs and expenses which may be incurred in connection with due diligence activities and a Business Combination through loans or further investment in the Company, as and when necessary. We cannot provide investors with any assurance that we will have sufficient capital resources to identify a suitable Target Business, to conduct effective due diligence as to any Target Business or to consummate a Business Combination.

Results of Operations.

Since our inception, we have not engaged in any activities other than in connection with our organization and preparing and filing this Registration Statement and have not generated any revenues to date. We do not expect to engage in any activities, other than seeking to identify a Target Business, unless and until such time as we enter into a Business Combination with a Target Business, if ever. We cannot provide investors with any assessment as to the nature of a Target Business’s operations or speculate as to the status of its products or operations, whether at the time of the Business Combination it will be generating revenues or its future prospects.

Item 3A(T). Controls and Procedures.

Our senior management is responsible for establishing and maintaining disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”)), designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

The Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of December 31, 2007 (the “Evaluation Date”). Such evaluation was conducted under the supervision and with the participation of the Company’s principal executive officer who also is our principal financial officer. Based upon such evaluation, the Company’s principal executive officer has concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective. There have been no changes in the Company’s internal controls over financial reporting that occurred during the Company’s most recent fiscal quarter, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not a party to any legal proceeding or litigation.

Item 2. Changes in Securities and Small Business Issuer Purchase of Equity Securities.

(a) None.

(b) None.

(c)  During the three months ended December 31 2007, the Company did not issue any securities.

(d) None.

(e) None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

See Item 5, below.

Item 5. Other Information.

On October 9, 2007 (prior to the effective date of the Company’s registration statement on Form 10-SB), the Board of Directors and the holders of all outstanding shares of the capital stock of Red Oak Concepts, Inc., a Delaware corporation, adopted resolutions authorizing a change of the Company’s domicile from the State of Delaware to the State of Nevada. The change of domicile was accomplished by organizing a Nevada corporation having the same name and capitalization as the Delaware corporation, adopting an Agreement and Plan of Merger by both entities and the shareholders of both entities, and merging the Delaware corporation into the Nevada corporation. The merger was effective as of December 4, 2007. The Nevada corporation is the successor in interest to the Delaware corporation.

Item 6. Exhibits.

Exhibit	Description

2.1	Agreement and Plan of Merger dated October 10, 2007, among the registrant, Red Oak Concepts, Inc., a Delaware corporation, and the respective shareholders of each such corporation.

3.3	Articles of Incorporation of Red Oak Concepts, Inc., a Nevada corporation.

3.4	By-laws of Red Oak Concepts, Inc., a Nevada corporation.

31.1
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended December 31, 2007.

32.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused the Report to be signed on its behalf by the undersigned thereunto duly authorized.

RED OAK CONCEPTS, INC.

Date: February 14, 2007	By:	/s/ Susan Zachmann
Susan Zachmann, President