Form 10-Q
period 2008-09-30
Red Oak Concepts, Inc.
filed 2008-11-12
CIK 1409014

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2008

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-52769

RED OAK CONCEPTS, INC.
(Exact name of small business issuer
as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	26-0295367 (I.R.S. Employer Identification No.)

5357 Red Oak Drive, Coopersburg, Pennsylvania 18036
(Address of principal executive offices)

610-945-6626
(Issuer's telephone number)

_____________________________________
(Former name, former address and former
fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒ Yes □ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer □	Accelerated filer □
Non-accelerated filer □	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☒ Yes □ No

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At November 11, 2008 there were 1,000,000 shares of common stock outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Page
Balance Sheet – September 30, 2008 (Unaudited)	F-1

Statement of Operations Three Months Ended September 30, 2008 (Unaudited) and September 30, 2007 (Unaudited)	F-2

Statement of Stockholders Deficit	F-3

Statement of Cash Flows Three Months Ended September 30, 2008 (Unaudited)	F-5

Notes to Financial Statements (Unaudited)	F-5 to F-9

Red Oak Concepts, Inc.
(A Development Stage Company)
Balance Sheet—Unaudited
As of September 30, 2008

ASSETS

CURRENT ASSETS:
Cash	$10,028
TOTAL CURRENT ASSETS	10,028

TOTAL ASSETS	$10,028

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accrued Expenses	$598
TOTAL CURRENT LIABILITIES	598

TOTAL LIABILITIES	598

STOCKHOLDERS' DEFICIT
Preferred stock ($0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding at September 30, 2008)	-
Common stock ($0.0001 par value; 100,000,000 shares authorized: 1,000,000 issued and outstanding at September 30, 2008)	100
Paid in Capital	29,900
Retained Deficit	(20,570)
TOTAL STOCKHOLDERS' DEFICIT	9,430

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$10,028

The accompanying notes are an integral part of these financial statements.

Red Oak Concepts, Inc.
(A Development Stage Company)
Statement of Operations—Unaudited
For the three Months Ended September 30, 2008

	For the Three	For the Three
	Months Ended	Months Ended
	September 30, 2008	September 30, 2007
REVENUES:
Interest Income	$357	$-
Total Revenue	357	-

EXPENSES:
Professional Fees	5.350
Selling, General, and Administrative	1,761
Total Expenses	7,111

Loss from Operations	$(6,754)

Basic and fully diluted net loss per common share:	$(0.00965)

Weighted average common shares outstanding	700,000

The accompanying notes are an integral part of these financial statements.

Red Oak Concepts, Inc.
(A Development Stage Company)
Statement of Stockholders' Deficit—Unaudited
For the Three Months Ended September 30, 2008

					Additional
	Common Stock		Preferred stock		Paid-in	Deficit
	Shares	Amount	Shares	Amount	Capital	Accumulated

Balances, December 31, 2008	700,000	$100	-	$-	$29,900	$(13,816)

Net loss for the period	-	-	-	-	-	(6,754)

Balances, September 30, 2008	700,000	$100	-	$-	$29,900	$(20,570)

The accompanying notes are an integral part of these financial statements.

Red Oak Concepts, Inc.
(A Development Stage Company)
Statement of Cash Flows—Unaudited
For the Three Months September 30, 2008

	For the Three	For the Three
	Months Ended	Months Ended
	September 30, 2008	September 30, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,754)
Adjustments to reconcile net (loss) to net cash used in operations:
Changes in Assets and Liabilities:
Increase/(Decrease) in Accrued Expenses	598
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(6,1567)

CASH FLOWS FROM FINANCING ACTIVITIES:
Shareholder Note Payable	-
Capital Stock purchase	-
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	-
CASH AND CASH EQUIVALENTS,
BEGINNING OF THE PERIOD	16,184

END OF THE PERIOD	$10,028

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
Interest	$-
Taxes	$-

The accompanying notes are an integral part of these financial statements.

RED OAK CONCEPTS, INC.
NOTES TO THE UNAUDITED
FINANCIAL STATEMENTS

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Activity—Red Oak Concepts, Inc. (the “Company”) was organized under the laws of the State of Delaware on May 24, 2007 as a corporation. As of December 4, 2007, the Company merged with Red Oak Concepts, Inc., a Nevada corporation (Red Oak—Nevada). The name of the surviving corporation is Red Oak Concepts, Inc. The merger was approved, adopted, certified, executed, and acknowledged by each constituent corporation in accordance with Section 252 of the State of Delaware General Corporation Law. Subject to the terms of the agreement each share of the Company’s Common Stock outstanding immediately prior to the merger automatically was changed and converted into one fully paid and nonassessable, issued and outstanding share of Red Oak-Nevada Common Stock. The merger is intended to be a tax-free plan of reorganization within the meaning of Section 368(a) (1) (F) of the Code. The Company’s objective is to acquire or merge with a target business or company in a business combination.

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

Accounts Receivable—Accounts deemed uncollectible are written off in the year they become uncollectible. As of September 30, 2008 the balance in Accounts Receivable was $0.

Impairment of Long-Lived Assets—The Company evaluates the recoverability of its fixed assets and other assets in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144’). SFAS 144 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows, it is considered to be impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The Company adopted the statement on inception. No impairments of these types of assets were recognized during the period ended September 30, 2007.

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

In December 2007, the FASB issued SFAS 141(revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R will significantly change the accounting for business combinations in a number of areas including the treatment of contingent consideration, contingencies, acquisition costs, IPR&D and restructuring costs. In addition, under SFAS 141R, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income tax expense. SFAS 141R is effective for fiscal years beginning after December 15, 2008. The Company has not yet determined the impact, if any, of SFAS 141R on its consolidated financial statements.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests (NCI) and classified as a component of equity. This new consolidation method will significantly change the account with minority interest holders. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company has not yet determined the impact, if any, of SFAS 160 on its consolidated financial statements.

A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

Recent Accounting Pronouncements (cont’d)

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133”. This statement requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. This Statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

NOTE B—SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the period ended September 30, 2008 is summarized as follows:

Cash paid during the period ended September 30, 2008 for interest and income taxes:

Income Taxes	$—
Interest	$—

NOTE C—SEGMENT REPORTING

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information.” This statement requires companies to report information about operating segments in interim and annual financial statements. It also requires segment disclosures about products and services, geographic areas and major customers. The Company determined that it did not have any separately reportable operating segments as of September 30, 2008.

NOTE D—GOING CONCERN

As shown in the accompanying audited financial statements, the Company has suffered a loss from operations to date. It has experienced a loss of $13,816 since inception and has a negative working of capital. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

During the period from inception (May 24, 2007) through September 30, 2008, the Company issued 1,000,000 shares to the following persons:

Susan D. Zachmann	475,000
Katherine J. Daniels	475,000
Barbara Deadwiley	50,000

The Company is authorized to issue 10,000,000 preferred shares at $.0001 par value per share. During the period from inception (May 24, 2007) through September 30, 2008, the Company issued no preferred shares.

NOTE F—NOTES PAYABLE/RELATED PARTY TRANSACTION

The Company the Company had issued Notes Payable outstanding to major shareholders (related party) totaling $29,900.

NOTE I – DEVELOPMENT STAGE COMPANY

The Company is in the development stage as of September 30, 2008 and to date has had no significant operations. Recovery of the Company’s assets is dependent on future events, the outcome of which is indeterminable. In addition, successful completion of the Company’s development program and its transition, ultimately, to attaining profitable operations is dependent upon obtaining adequate financing to fulfill its development activities and achieving a level of sales adequate to support the Company’s cost

Item 2. Management’s Discussion and Analysis or Plan of Operation.

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

We are currently negotiating with the principals of an operating business to enter into a Business Combination, though we cannot be certain that we will be successful in consummating a Business Combination with this entity or with any other entity. We are not presently engaged in, and will not engage in, any substantive commercial business until we consummate a Business Combination.

Our management has broad discretion in identifying and selecting a prospective Target Business. We have not established any specific attributes or criteria (financial or otherwise) for prospective Target Businesses. None of our officers and directors has ever served as an officer or director of a development stage public company with the business purpose of acquiring a Target Business. Accordingly, they may not successfully identify a Target Business or conclude a Business Combination. To the extent we affect a Business Combination with a financially unstable company or an entity in its early stage of development or growth, including entities without established records of sales or earnings, we may be affected by numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. Although our management will endeavor to evaluate the risks inherent in a particular Target Business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

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

Liquidity and Capital Resources.

Our operating expenses comprise the costs and expenses related to filing of Exchange Act reports and investigating and consummating a Business Combination. Management expects to fund any additional costs and expenses that we may incur in connection with due diligence activities and a Business Combination through loans or further investment in the Company, as and when necessary. We have not yet incurred material costs in connection with our ongoing negotiations to consummate a Business Combination, though, to the extent we incur such costs and do not enter into a Business Combination, such expenses will be deemed to be a loss. We cannot provide investors with any assurance that we will have sufficient capital resources to identify a suitable Target Business, to conduct effective due diligence as to any Target Business or to consummate a Business Combination.

2

Results of Operations.

Since our inception, we have not generated any revenue. We do not expect to engage in any activities, other than seeking to identify a Target Business, unless and until such time as we enter into a Business Combination with a Target Business, if ever. We cannot provide investors with any assessment as to the nature of a Target Business’s operations or speculate as to the status of its products or operations, whether at the time of the Business Combination it will be generating revenues or its future prospects.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4T. Controls and Procedures.

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

The Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of September 30, 2008 (the “Evaluation Date”). Such evaluation was conducted under the supervision and with the participation of the Company’s principal executive officer who also is our principal financial officer. Based upon such evaluation, the Company’s principal executive officer has concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective. There have been no changes in the Company’s internal controls over financial reporting that occurred during the Company’s most recent fiscal quarter, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not a party to any legal proceeding or litigation.

Item 1A. Risk Factors.

Smaller reporting companies are not required to provide the information required by this item.

Item 2. Changes in Securities and Small Business Issuer Purchase of Equity Securities.

(a) None.

(b) None.

(c)  During the three months ended September 30 2008, the Company did not issue any securities.

(d) None.

3

(e) None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit	Description

31.1
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

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

RED OAK CONCEPTS, INC.

Date:	November 12, 2008	By:	/s/ Susan Zachmann
Susan Zachmann, President

5