Form 10-K
period 2008-12-31
VINYL PRODUCTS, INC.
filed 2009-03-31
CIK 1409014

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2008

☐TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number: 000-52769

VINYL PRODUCT, INC.
(Name of Small Business Issuer in its charter)

Nevada	26-0295367
(State or other jurisdiction of Identification No.)	(I.R.S. Employer incorporation or organization)

2210 South Ritchey Street, Santa Ana, California	92705
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (714) 210-8888

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $0.0001 per share
 (Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☐Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.☐ Yes ☒  No

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
☐Yes ☒  No

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

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.☐  Yes   ☐  No

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.At March 30, 2009 there were 22,263,200 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None

ii

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and the documents incorporated by reference into the Annual Report on Form 10-K include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology.  We believe that the expectations reflected in such forward-looking statements are accurate.  However, we cannot assure you that such expectations will occur.  Our actual results, performance, or outcomes could differ materially from those expressed or implied in the forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to:

•	an interruption in supply from our sole vendor of vinyl products;
•	a change in consumer preferences away from outdoor products manufactured from vinyl;
•	our inability to develop a successful franchise program;
•	our ability to raise capital as necessary to fund the development of our franchise program;
•	our lack of product diversification;
•	the failure of our franchise operations to generate the revenues we expect or the need to subsidize our franchise operations;
•	the impact of current economic conditions on our business;
•	competition from one or more other companies that seek to develop national vinyl products chains;
•	our ability to retain our officers, directors, key personnel, and management;
•	our inability to manage growth; and
•	the other factors set forth under “Risk Factors” included in this prospectus.

We caution you that the foregoing list of important factors is not exclusive.  You should not rely on these forward-looking statements, which speak only as of the date of this report.  We operate in a very competitive environment.  New risks emerge from time to time.  It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make.  Except as required by law, we are not obligated to publicly release any revisions to these forward-looking statements to reflect events and circumstances occurring after the date of this prospectus or to reflect the occurrence of unanticipated events.

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

ii

PART I

Item 1. Description of Business

General

Vinyl Products, Inc. and its subsidiary (collectively, the "Company," "we," "us," "our" or terms of similar import) markets and installs a variety of aesthetically durable, low-maintenance vinyl products, including fencing, patio covers, decking, railing and trim categories, for the residential market.  Our products are used largely in renovation and remodeling by our customers who include homeowners and homeowner associations.  During 2008, fencing products represented approximately 62% of our gross income (revenue) and patio covers represented approximately 28% of our income.  We have increased sales and revenue in each of our five years of existence, and our gross profit has exceeded 44% in all but our first year of operations.

Development of the Business

We originally were incorporated under the name Red Oak Concepts, Inc. in the State of Delaware on May 24, 2007 to serve as a vehicle for a business combination through a merger, capital stock exchange, asset acquisition or other similar business combination.  On October 9, 2007, our board of directors and the holders of all of our outstanding shares of common stock approved a change of domicile of the corporation by merging with a Nevada corporation titled Red Oak Concepts, Inc.  The merger between the Delaware corporation and the Nevada corporation was effective on December 4, 2007.

On August 15, 2007, we filed a registration statement on Form 10-SB to register our class of common stock under the Securities Exchange Act of 1934, as amended, that became effective as of October 14, 2007.

On November 20, 2008, we entered into a Share Exchange Agreement with The Vinyl Fence Company, Inc. ("TVFC") and all of its shareholders to acquire all of the outstanding shares of that corporation's common stock in exchange for an aggregate of 22,100,000 shares of our common stock, as described below (the " Share Exchange Agreement").

On November 21, 2008, we amended our articles of incorporation to change our name to Vinyl Products, Inc.

TVFC was organized on April 18, 2003 under the laws of the State of California.  TVFC funded its organization and operations through founder contributions.  In the spring of 2003, TVFC began marketing its products to the public and in November 2003, it entered into a vinyl products supply agreement with U.S. Polymers, Inc.  The principals of TVFC began to formulate the sales and marketing plan currently employed by TVFC prior to its organizing and have continually refined their approach based on carefully monitored results of marketing activities.

TVFC began generating revenues from operations and realized a net profit from operations, exclusive of payments to shareholders, in its first year of operations.   TVFC has realized an increase in revenues in each of its six years of operation.

Through 2007, TVFC elected to be treated as a Subchapter S corporation under the Internal Revenue Code of 1986, as amended (the "Code"), and all of its profits were distributed to its shareholders as dividends.   The shareholders of TVFC elected to convert the company to a Subchapter C corporation under the Code as of January 1, 2008.

The Share Exchange

On November 20, 2008, we entered into a Share Exchange Agreement with TVFC and its shareholders to acquire all of the outstanding shares of that corporation's common stock in exchange for an aggregate of 22,100,000 shares of our common stock.  Upon the acquisition, TVFC became our wholly owned subsidiary and we acceded to the business conducted by TVFC.

Under the Share Exchange Agreement:

•	we exchanged one share of our common stock for each outstanding common share of TVFC;

•	we agreed to honor and assume options granted by TVFC to its employees to purchase up to 133,800 shares of common stock, which are exercisable at a price of $.50 per share through September 2009;

•
the board of directors and management of our Company resigned and appointed Gordon Knott and Garabed Khatchoyan , each of whom currently serves as a director of TVFC, to serve on our board of directors and serve as the president and secretary, respectively, of our Company;

•	we agreed to amend our articles of incorporation to change our name to "Vinyl Products, Inc."; and

•	the transaction was structured to qualify as a “tax-free transaction” under the Internal Revenue Code of 1986;

Other Agreements of the Parties under the Share Exchange Agreement

In addition to the transactions described above, the parties entered into the following transactions as provided in or required by the Share Exchange Agreement:

•
On the closing of the share exchange, Susan Zachmann, Katherine Daniels and Barbara Deadwiley, the three holders of the Company's outstanding shares of common stock prior to the share exchange, returned an aggregate of 300,000 shares of common stock to the treasury of the Company, so that after giving effect to the return of such shares, these persons owned an aggregate of 700,000 shares of our common stock;

•
Susan Zachmann and Katherine Daniels contributed to the capital of the Company all amounts of principal and interest due to them under promissory amounts evidencing loans made by each them to the Company in the principal amount of $14,950 ($29,950 of principal in the aggregate); and

•
We agreed to register for public resale under the Securities Act of 1933, as amended, pursuant to a registration rights agreement described below, an aggregate of 3,133,800 shares of our common stock, including (i) 2,300,000 Exchange Shares; (ii) 700,000 shares of our common stock held by holders thereof upon to the closing of the share exchange (representing all outstanding shares of common stock on such date prior giving effect to the issuance of the shares under the Share Exchange Agreement), subject to their entering into a Lock-Up/Leak Out Agreement, described below, and (iii) 133,800 shares of common stock issuable upon the exercise of options we assumed under the Share Exchange Agreement.

On the closing of the share exchange, we entered into a registration rights agreement with the holders of the shares of common stock described in the foregoing paragraph which governs the terms and conditions upon which we agreed to register their shares of common stock and the shares of common stock issuable upon exercise of the options for public resale under the Securities Act of 1933.  We agreed to file such registration statement within 90 days of the closing of the share exchange, subject to our right to withdraw or delay the filing of the registration statement under certain circumstances without penalty, and to pay all costs and expenses incident to such registration.  We agreed to maintain the effectiveness of the registration statement for a minimum of twelve months following its effective date.

Also on the closing of the share exchange, we entered into a series of Lock Up/Leak Out Agreements with the holders of an aggregate of 2,700,000 shares of our common stock, which includes those persons who held all 700,000 outstanding shares of our common stock prior to the closing of the share exchange and those holders of TVFC's common stock who were not affiliates of TVFC on the date of the share exchange with TVFC, who received a total of 2,000,000 shares of our common stock in the share exchange.  Under the Lock Up/Leak Out Agreements, all stockholders have agreed that (i) they will not sell or transfer any shares of our common stock held as of the consummation of the share exchange until six months after the effective date of the registration statement that includes their shares to be filed pursuant to the Registration Rights Agreement (other than to their affiliates, who must agree to the terms of the Lock Up/Leak Out Agreement upon such transfer), and (ii) after the end of that six-month lock up period, such persons (or their transferees) will not sell or transfer more than 1/36th of the number of share of common stock originally owned by such person during each month thereafter.

For accounting purposes, the share exchange transaction was treated as a reverse acquisition with TVFC as the acquirer and Red Oak Concepts, Inc. as the acquired party.  The accounting rules for reverse acquisitions require that beginning November 20, 2008, the date of the reverse acquisition, our balance sheet includes the consolidated assets and liabilities of TVFC and our equity accounts were recapitalized to reflect the net equity of TVFC.  When we refer in this report to business and financial information for periods prior to the consummation of the reverse acquisition, we are referring to the business and financial information of TVFC unless the context suggests otherwise.

Our Industry

In 2006, the total demand for commercial and residential fencing in North America was estimated to be over 1 billion linear feet of installed fence valued at over $6 billion.  In 2006, demand for residential fencing was estimated to be nearly $3 billion of the total fence market value.

The residential fencing market consists of five major fence styles: privacy, post and rail, chain link, ornamental, and post and wire/wire mesh.  Privacy fence is the most prevalent fence style installed in the residential market, accounting for over 50% of total sales.  The fencing market may be segmented among the four distinct material categories: wood, metal, plastic and mineral-based or masonry materials.  Currently, wood is the dominant construction material used in residential fencing, followed by metal, together accounting for over 70% of total fence sales.

Plastics are relatively new materials in the fencing industry.  The dominant plastic material is polyvinyl chloride, or vinyl, which was introduced to the market in the late 1970s.  Vinyl achieved its product growth stage in the early 1990s and demand for vinyl fence has grown steadily.  Market acceptance of vinyl fence varies by region from over 30% penetration to less than 5% penetration.  Vinyl post-and-rail fence has successfully penetrated and displaced as much as 50% of wood in many regional markets. However, vinyl only has about a 16% share of the North American privacy fence market.

In addition to vinyl fence, other plastic-based fence materials include polyethylene, polystyrene, polypropylene and wood-plastic composites.  A recent study estimates demand for all plastic-based fence materials in the North American residential market to be over $600 million or nearly 25% of the total market in 2006.

Management believes that plastic-based fence will continue to grow in market share over the next five years, with the most significant growth in demand for vinyl and for new wood-plastic composite privacy fence.  It is expected that both materials will be replacing wood.  While the new wood-plastic fence products seem to have an edge over vinyl with respect to availability of a wide range of darker colors and the look and texture of wood, which seem to be preferable to consumers, plastic fence manufacturers have developed new privacy fence products with embossed wood grain and earth tone colors as well as low gloss to mimic wood.  Both vinyl and wood-plastic suppliers are looking to take advantage of the growing consumer demand for low-maintenance, non-shiny, plastic fence by tapping into the huge portion of the wood privacy market that will not consider white vinyl as an option.

The fencing industry in North America comprises: (i) manufacturers of fencing products, including all of the product material groups, numbering in the hundreds, (ii) distributors, including lumber yards and home centers that carry wood and vinyl fencing and (iii) independent sellers, contractors and installers of all sizes, such as our Company.  There are also numerous mail order companies that focus on the do-it-yourself consumer.  Manufacturers sell their products to all segments of the downstream supply chain.  Home centers and lumber yards generally sell products to contractors and homeowners.  Typically, homebuilders and home centers subcontract the installation of fencing to contractors.  Most product-specific retailer and general contractors install or arrange for installation of products.

Given the number of manufacturers of residential fencing products, components and systems in North America and the limited capital required to operate in our space, the barriers to entering into the market are insignificant.  In the retail space in which we operate, retailers that sell and install only fence, decks and related products and in which marketing and sales are directed to retail consumers, the market is typified by numerous small companies that seek to gain market share only in their limited geographic operating areas.  It is our experience that these entities typically employ rudimentary marketing and advertising programs and tend to be concerned with immediate product sales rather than building a business.  There are no national chains dedicated exclusively to the retail sale and installation of vinyl fencing and patio products, though we are aware of a company that is seeking to build a regional presence in the Western portion of the U.S. by acquiring local sellers/installers.

Recent studies suggest that certain trends are developing in the residential fence industry that may directly or indirectly impact our business, including:

•
Pressure-treated lumber, the industry standard, is being challenged by new materials, such as vinyl and wood composites, that are available in colors and supported by extended warranties similar to other building products.

•	With both contractors and homeowners faced with an array of new choices, branding is playing an increasingly important role.
•	Time-pressed homeowners are expecting to do less routine maintenance, including fence painting and repair.
•	Distributors are carrying a broader selection of fence and gates, and more brands than ever before.

•	A modular approach to fence design and construction has made it easier for contractors to install more product in less time.
•	New materials and their technical differences make distributor knowledge more important than ever for informing their customers.
•
Manufacturers in other building products areas have adapted their proprietary material technologies to fence, which could signify the entry of larger participants into the industry, which could alter the market significantly.

During periods of economic uncertainty, when spending on discretionary items is reduced, many homeowners forego the purchase of new homes and choose to improve their existing residences.  As the majority of our business is geared to remodeling, we do not believe that our business is as sensitive to these economic trends as the new home construction market.  We believe renovation or the addition of fences, patio covers, decks and railings to existing homes is an increasing trend and reflects an extension of the home.  However, we are uncertain as to the effect tightening credit and declining home values will have on our business, if any.

Our Key Competitive Strengths

We believe that we have developed a number of operating and institutional paradigms that provide us with important advantages over our competitors that we anticipate will enable us to implement and achieve our strategic growth plan.  These competitive strengths include:

•
Marketing and Sales Strategy:  We have developed and implement a marketing and sales strategy that emphasizes prospect development early in the purchasing cycle.  Our marketing materials seek to attract prospective purchasers by offering them neutral party information about exterior vinyl products in order to develop a trust between us.  We aim to educate and consult with prospects so that we are viewed as the only logical option in the context of a value-driven, as opposed to price-driven, purchase.  It has been our experience that diligent homeowners who research the buying process are willing to spend a little more for a worry-free purchasing and ownership experience.  We believe that our marketing and sales strategy can be replicated in any location and we will utilize this strategy at the franchises we will seek to develop in the future.

•
Service:  We take pride in the level of service we offer to customers and believe that our sales and installation practices contribute strongly to a positive, worry-free ownership experience among our customers.  We work closely with customers to educate them as to vinyl products generally and to assist them in the design of the ideal outdoor living space tailored to their personal preferences and the architectural motif of their home.  We install our own products in a manner so that our customers never have to think about their investment.  We believe that we offer a level of professional service beyond that provided by our competitors and that our commitment to service and quality differentiates us from other fence distributors and installers.  We are the only vinyl fence company in Orange County, CA with an A+ rating by the Better Business Bureau.

•
Management:  Our senior management team has operated TVFC for five years, building revenue in each year of our existence.  One of our owners has been involved in the vinyl fence and patio cover industry for twelve years and is experienced with all aspects of our industry and business.

•
Quality of Product:  All of our products are manufactured from the highest quality co-extruded polyvinyl chloride, which maximizes strength and durability, and is ultra-resistant to UV damage.  Our products are engineered to last for the life of a home, are virtually maintenance-free and are not subject to the same functional disadvantages experienced by wood and other natural building materials, including the potential for warping, moisture damage, splintering and fragmentation, rot and insect infestation.

Our Strategy

We are committed to enhancing profitability and cash flows through the following strategies:

Maximizing Efficiency and Profitability at our Existing Retail Location:  We will examine all facets of our operations at our existing retail facility, including the number of our sales installation personnel and their duties and responsibilities, to maximize operating efficiencies and achieve optimum profitability.

Franchising:  We are not aware of any participant in the exterior vinyl products industry that operates on a national basis nor are we aware of any organization that is seeking to establish a nation-wide presence in the exterior vinyl product industry.  We believe that a significant opportunity exists to develop a national franchise to establish our products and Company as a unique brand and to exploit the anticipated increase in sales of outdoor vinyl products.  We will seek to become the dominant participant in the sale of exterior vinyl products on a national basis by developing a franchise program that will utilize our well conceived and sophisticated marketing and sales program.  We believe that our marketing and sales program represents a significant advancement compared to the techniques used by other retail sellers in the industry and that our approach can be replicated successfully in any geographic area.  A key element of our franchise program will be to offer franchise opportunities for relatively small markets that will be priced commensurate with the level of potential revenues that can be generated from that market.  We believe that we will benefit from the economies of scale derived from multiple franchises that will give us the opportunity to deploy national advertising and promotional programs that are beyond the financial and creative capabilities of other retail sellers of exterior vinyl products.  The development of a successful franchise operation would represent the possibility to compound revenue growth without requiring a corresponding increase in infrastructure, which we expect would add to our bottom line.  We believe that this will allow us to capture market share and build strong consumer brand awareness, which eventually may serve as a barrier to competitive entry to others on a national level.

Branding:  The development of a successful franchise operation would give us the opportunity to build and establish our Company and our products as national brands.  We will not seek to develop or implement a campaign to develop a brand but rather employ advertising and marketing strategies that focus on product sales.  As our franchise base grows in size and geographic scope, we believe that our products and Company name could develop naturally into a national brand.  We believe that our franchise program can provide the revenue to deploy a creative and sophisticated advertising and marketing campaign that is atypical in our industry and beyond the financial and creative means of other industry participants.

Our Products and Services

We offer a comprehensive line of aesthetically durable, low-maintenance products.  We believe that the range and variety of our product offerings allow consumers to design much of their outdoor living space using our products.  Our products include:

•	Fencing: privacy, picket, wall toppers, in white, tan or simulated wood (brown);
•	Patio Covers: solid and louvered in white or tan;
•	Decking: gray or brown;
•	Gazebos: white or tan;

•	Railings: white or tan; and
•	Gates: white, tan or simulated wood

We also sell the various hardware, accessories and other fixtures to finish the products we install.

The products we sell and install are manufactured from the highest quality polyvinyl chloride.  The vinyl is "co-extruded," which maximizes strength and durability and allows for the application of multiple surface layers to impart specific properties such as ultra-violet (UV) absorption, soft touch, matted finishes and energy reflection.  The manufacturer of our vinyl products, U.S. Polymers, Inc., advises us that the vinyl is manufactured with the highest UV inhibitors and Titanium DiOxide, a UV absorber that efficiently transforms destructive UV light energy into heat, in the industry.

Our products offer a number of significant advantages over wood in that they eliminate many of wood’s major functional disadvantages, which include warping, splitting and other damage from moisture. Unlike wood, our products are resistant to moisture damage, provide a splinter-free surface, do not rot and are not subject to insect infestation.  These features eliminate most of the on-going maintenance requirements associated with wood products and contribute to a worry-free ownership experience.  Though initially more expensive than comparable wood products, the durability and maintenance-free characteristics of our products render them less costly than wood over the life of the products.  Customers inform us that these attributes contribute significantly to their selection of vinyl over products manufactured from wood and other materials.

Vinyl manufactured by U.S. Polymers carries a limited 30-year replacement warranty.  In furtherance of our effort to provide the highest quality purchasing and ownership experience, we offer a one- year limited warranty on the installation workmanship.

Our project designers/salesmen work closely with clients, first to educate them about exterior vinyl product offerings, and then to develop customized designs to satisfy virtually any preference and achieve a personalized feel and appearance that reflects the home's architecture and customer's personality.  The manner in which we deal with our customers and seek to secure sales is closely associated with our marketing strategy, described more fully below under the heading "Sales and Marketing."

Sales generally are consummated either at our showroom, where we maintain samples of virtually all of our products, or at the customer's home.  Installation typically occurs six to eight weeks after receiving the 50% deposit on an order, the balance being due upon installation.  We work with a national bank to provide financing to customers who require financial assistance.

Installation is accomplished by a crew of two of our employees and generally is completed within a day or two of commencement.

We generally carry $100,000 to $150,000 of inventory to meet anticipated requirements for installations that will occur during the ensuing two-week period.

Sales and Marketing

Our goal is to position and brand our Company as the category leader and standard-bearer in the outdoor vinyl product marketplace.  The strategy we have implemented to achieve our goal closely unites our approach to marketing and consumer sales with corporate branding and has application at the local store level (our retail location and potential future franchises) and on a national corporate level.  Since our inception, we have carefully monitored the various sales approaches to which consumers favorably respond and have made deductions about buying patterns that we have incorporated into our sales and marketing approach.

Consumer Sales

Strategy.

The home is typically the largest capital purchase people make.  Accordingly, it is management's experience that people are willing to invest the time and effort to ensure they have made the right decision in connection with expenditures for improvements and additions.  We have found that the average prospect often takes in excess of six months to research a home-improvement project, such as fencing, patio covers and decks, before calling for estimates and then taking additional time before actually consummating the purchase.  Homeowners may talk with numerous home centers, specialized retail distributors and independent contractors before deciding what specific product to purchase and from whom to make the purchase.  We also have found that in many cases the lowest price point is not the foremost concern of consumers, rather value for the dollar (after a decision as to aesthetics) represents the most important consideration.  In management's estimation, value can be measured as a combination of the purchasing and ownership experience.  Value-conscious consumers ultimately are seeking to determine if their expectations have been met – asking if they received what they were promised, from the product itself and its installation.

Our sales efforts seek to connect with home owners' intrinsic desire to take the time to make an informed, value-driven purchasing decision.  We employ an educational and consultative approach to our initial contacts with prospects.  We seek to strategically educate prospects as to exterior vinyl products and the selection, purchasing and installation process.   For example, we provide prospects with literature compiled from third-party (neutral) consumer protection agencies, which we find carries a tremendous amount of credibility with the prospect.  Through this approach, we are able to discreetly reveal the multiple short-cuts that our competitors (typically contractors) take to minimize their individual overhead costs at the expense of the consumer, while highlighting the advantages of the buying and ownership experience our Company provides.  It is our experience that most contractors do not employ a systematic and effective approach to properly educate prospects as to how to obtain the best value for their money.  Consequently, there are no apparent differences among contractors, which may result in purchasers opting for the lowest bidder.

Our approach differentiates us from other retail distributors of exterior vinyl products because throughout the sales process we have taken the time and made the effort to develop a relationship with a prospect and have avoided the hard-sell pitch so prevalent in the home improvement industry.  When a consumer makes a decision as to what product to purchase and from whom, it is our intention that they feel as if they are making the most informed, appropriate decision and receiving the best value for their dollar.  We seek to establish good-will with prospects that takes them through the consummation of the purchase and through the ownership experience.  Management believes that the value-driven consumer ultimately is willing to pay more for the product that offers peace-of-mind and a stress-free purchasing and ownership experience.

Tactical Implementation

We employ virtually all media (other than television) to elicit interest in our Company, including direct mail, print, roadside signage, tradeshows, a proactive referral program and internet advertising.  Our advertisements and promotional materials are designed to capture information from prospective purchasers with each response to an advertisement or request for information.  Our objective is to be aware of those prospects who may be considering making a purchase and who are conducting their research and educating themselves.  Once in our data base, we can continue to provide these prospects with additional sales literature and purchasing incentives to shorten the timeframe of their individual buying cycles.  As we provide prospects with more information about our Company, we are afforded further opportunities to differentiate our Company from our competitors by highlighting our operational advantages.  We believe that we are the only vinyl exterior product company in Southern California collecting this information because our competitors are focused only on prospects who are prepared to receive an estimate, which represents a smaller portion of the overall prospect base.  Ultimately, it is our intention to close sales with prospects before our competitors have an opportunity to bid on the job.

For our Orange County location, the preponderance of our advertising budget currently is allocated to print media.  However, we carefully track the cost-per-lead and cost-of-sale for each individual advertising medium which allows us to strategically redirect and adjust marketing and advertising dollars to the media that yield the highest return on expenditures.  We will continue to systematically test the effectiveness of  direct mail, tradeshows, canvassing, pay-per-click, and other online and off-line lead generation services to determine which are most effective in generating revenue at any given time and adjust our efforts appropriately.

We expect to employ this technique as we seek to build our network of franchises, as described below.  Our plan is to determine the message and mediums that have proven to be effective in Orange County and utilize these as the initial elements to conceive a marketing and advertising mix on a national basis or within the geographic scope of our franchisees' locations.  In addition, we may engage a marketing company to assist us to identify demographic and cultural tendencies in each of the geographic areas in which we may have franchises and develop appropriate marketing campaigns on behalf of our franchisees.

Franchising Program

We are not aware of any participant in the exterior vinyl products industry that operates on a national basis.  We believe that a significant opportunity exists for us to develop a national franchise to establish our products and Company as a unique brand.  We also believe that our business approach and operating model can be replicated successfully in other locations.  We have not yet established the parameters of our franchise program, including such matters as franchise sale cost and ongoing fees and royalties, franchise territories or the advertising and marketing approach we will take either as to sales of franchises or the marketing campaign for the franchise system.  We currently are in discussions with several franchise consultants who will be expected assist us in conducting research and developing a franchise program and the related materials required to execute our plan.  We will not select a franchise consultant until we are certain that our respective corporate philosophies are in accord.

Any activities we undertake in furtherance of our franchise program will be subject to the detailed reports and information generated by our franchise consultant based upon the results of the research and surveys it generates.  We expect that our first few franchises will be located in Southern California in sufficiently close proximity to our executive offices to allow us to closely monitor their activities, minimize support costs and optimize brand marketing within our geographic area but which will not impinge upon our Orange County showroom sales.  Initially, senior management, who developed our sales and marketing techniques, will be directly responsible for interviewing prospective franchisees and selecting the ultimate franchise owners to ensure that they possess the qualities our management is seeking in franchisees.

Franchise consultants typically are responsible for providing the complete range of information, implementation strategies, policies, procedures, operating manuals, marketing tools and other materials required to develop and implement a competitive franchise program.  The information and printed materials we will provide to prospective franchisees with respect to sales of franchises and the policies and procedures we develop to manage the operations of franchisees is subject to regulation by the Federal Trade Commission and the laws of the various states in which we may operate.  We expect that the materials provided to us by our franchise consultant will be compliant in all such respects but we anticipate that we will retain legal counsel to ensure initial and ongoing compliance with all applicable laws and regulations.  We expect that our franchise consultant will work with us to ascertain our objectives, operating strengths and other factors that affect our business and guide us through each step of developing and implementing a program.

Branding

Our objective is for our organization to become the national leader in exterior vinyl product sales.  The essence of this process will be to build our brand so that prospects regard our Company as the one that provides the value-driven solution to their exterior vinyl product requirements.

Despite the sheer size of the fencing industry, beyond the home centers in which exterior vinyl products represent only a small portion of their business, our industry is characterized by a profusion of small, local retail stores that lack focus and a clear marketing message.  In our view, all of our competitors look, sound and act alike and there exists a void to be filled by a company that is credible, trustworthy, professional and focused on assisting customers rather than on selling customers.

We are seeking to become the dominant participant in the exterior vinyl products industry on a national basis through our franchises by deploying a focused advertising campaign and building our brand.  In an industry noted for its lack of marketing creativity, we will deploy a sophisticated and well-conceived marketing strategy to advance our Company to a position of national leadership.  We expect that the economies of scale afforded by multiple franchises will give us the opportunity to deploy advertising and promotional programs that are beyond the financial and creative capabilities of our competitors, and coincidentally allow us to build strong consumer brand awareness, which may serve as a barrier to competitive entry on a national level.

Building brand awareness through advertising is expensive and, in management's estimation, does not provide an immediate and measurable return on invested capital.  Rather, it is our intention to continue to utilize a direct-response advertising campaign in which there will be a strong and immediate call-to-action to drive leads and generate revenue.  We believe that a cohesive direct-response campaign will build our brand naturally because of the repetition and penetration of the advertisements in the marketplace.

During the first years of our franchising efforts, we expect to allocate the most significant portion of our operating budget, as a percentage of revenue generated, to marketing and advertising.  We will closely monitor lead and sales generation relative to advertising dollars expended to a particular media to determine the highest rate of return and apportion our advertising expenditures accordingly.  We believe that this approach will afford us with the greatest latitude to quickly and systematically determine which advertising mediums are the most effective in generating revenues.  By implementing an aggressive approach early in the franchising phase, we believe that we will have the opportunity to:

•	determine which mediums provide the highest return on capital;
•	quickly convey our brand to the market;
•	overcome any “small business/new business” stigma that prospects in an expansion area may experience; and

•	capture most of the prospects in the area who are in the early stages of the buying cycle, allowing us to build a database of “future buyers.”

Product Supply

We have entered into an agreement to purchase all our vinyl product requirements from U.S. Polymers, Inc., located in Montebello, California, approximately twenty miles from our headquarters.  We use vinyl provided by U.S. Polymers in all jobs undertaken in Orange County, California.  In return, U.S. Polymers granted us the exclusive license to sell its products in that territory and provides us with price discounts if we meet specified consumption levels.  Under the agreement, we purchase raw materials consisting of extruded vinyl that has been formed into a variety of 16-foot-length profiles (posts, rails, pickets, etc.), which represents approximately 78% of all materials we use in our business.   We utilize three computerized routing machines to cut and route the vinyl products to the required specifications for each purchase order.  The original agreement, as subsequently amended to extend the termination date, is effective through August 29, 2010.

U.S. Polymers has been a reliable provider of high-quality vinyl products and has satisfied our supply requirements on a timely basis to date.  The products have proven to be easy to install and trouble-free for our customers to maintain.  Products manufactured by U.S. Polymers carry a limited 30-year replacement warranty.  We have not experienced any significant difficulties working with U.S. Polymers nor have we received any serious customer complaints about the quality of the product.  Over the five years our management has been involved with TVFC and now the Company, we have not had to replace any of the product we have installed because of defective materials.

We believe that in the event U.S. Polymers is unable to supply our requirements for vinyl fencing products, there are numerous other suppliers available to us that could provide substantially similar quality products at comparable prices on short notice.

Any disruption in the supply of the materials comprising the products we sell could have a material adverse effect on our business in the short term until we were able to negotiate purchase terms with new suppliers.

Backlog

Given that we collect a fifty percent deposit on all order when executed, our backlog at any given time is equal to twice the amount of the customer deposit balance at that date.  As of December 31, 2008, the Company's backlog of unfilled orders was $322,000, represented by 50% deposits totaling $161,000.  We anticipate that we will fill all of this backlog within one to three months.  The Company's backlog of unfilled orders at December 31, 2007 was $364,000.  The amount of our backlog at any given time may not be representative of our potential annual earnings both because orders turn over quickly and the seasonal nature of our business may not accurately reflect our level of activity.  Orders tend to diminish during the holiday season and into the rainy season, which typically encompasses the early winter months in Southern California.

Competition

We market our exterior vinyl products to the home improvement sector where we compete with entries manufactured from lumber, wood-plastic composites, other high-performance plastics, metal-based products, masonry products and other construction materials.  Currently, wood and metal are the most prevalent materials used in residential fencing, accounting for over 70% of the total market value, and wood is by far the most common material used in decking products.  Though the appearance of vinyl products is improving rapidly, many purchasers prefer the look and feel of wood, which also is somewhat less expensive than vinyl in initial purchase price but, we believe, has a higher cost of ownership given its on-going maintenance costs.  Superior product quality and ease of ownership is the principal means by which our products compete against wood.  We believe that our products compete favorably with vinyl products offered by our competitors as to price, quality, aesthetics and variety.

Our industry is populated by (i) numerous small, local retail stores that specialize in vinyl products, (ii) home improvement contractors and (iii) home improvement centers for which exterior vinyl products represent a small portion of their total product offerings and that typically subcontract installation to third parties.  In the space in which we operate, retailers that sell and install only fence, decks and related products and in which marketing and sales is directed to consumers, the market is characterized by numerous small companies that limit their operational scope to their immediate geographic operating areas.  We believe that we compete effectively against these entities based upon our sophisticated sales and marketing techniques not typically employed by the local retailers

As we develop our franchise operations, we expect that we will compete with numerous other franchisors for franchisees.  Most of these franchisors will have greater market recognition and greater financial, marketing and human resources than we do and we can not be certain that we will be able to compete effectively to attract franchisees.

Government Regulations

Our operations and those of our franchisees are and will be subject to licensing and regulation by a number of governmental authorities, which may include construction, labor, sanitation, safety, fire, building and other agencies in the state or municipality in which an operation is located.  Difficulties in obtaining or failure to obtain the required licenses or approvals could delay or prevent the development of a new franchise in a particular area.  We and our franchisees are and will be subject to federal and state environmental regulations, but these regulations have not had a material effect on our operations.

Our future franchise operations will be subject to Federal Trade Commission regulation and several state laws which regulate the offer and sale of franchises.  The FTC’s Trade Regulation Rule on Franchising requires the Company to furnish to prospective franchisees a franchise offering circular containing information prescribed by this rule.

State laws that regulate the offer and sale of franchises and the franchisor — franchisee relationship presently exist in a substantial number of states.  Such laws generally require registration of the franchise offering with state authorities and regulate the franchise relationship by, for example, requiring the franchisor to deal with its franchisees in good faith, prohibiting interference with the right of free association among franchisees, limiting the imposition of standards of performance on a franchisee and regulating discrimination against franchisees in charges, royalties or fees.  Certain laws may restrict a franchisor in the termination of a franchise agreement by, for example, requiring “good cause” to exist as a basis for the termination, advance notice to the franchisee of the termination.  These laws could negatively impact our franchise operations.  The Company is not aware of any pending franchise legislation which in its view is likely to affect significantly the operations of the Company.

Employees

We employ 24 persons on a full-time basis, including: our two executive officers who are responsible for the direction and hands-on management of our Company; six project designers (marketing and sales persons); 14 operations personnel who schedule, fabricate and install product and provide customer service; and two accounting personnel who, together with Douglas Wells, our CFO (who provides his services through CFO Services, Inc.), assist with financial planning, maintaining financial records and preparing monthly and interim financial statements and reports.

We have an agreement with a professional employer organization (PEO), to manage all payroll processing, workers’ compensation, health insurance, and other employment-related benefits for our employees.  The PEO is a co-employer of our employees along with us.  Although the PEO processes our payroll and pays our workers’ compensation, health insurance and other employment-related benefits, we are ultimately responsible for such payments and are responsible for complying with state and federal employment regulations.  The fees we pay the PEO are determined as a percentage of our payroll and the additional services we may request from it.

We are not party to any employment agreements and all of our employees are hired on an at-will basis.  None of our employees are members of a union.  We believe that we maintain good relations with all of our employees.

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

RISKS RELATED TO OUR BUSINESS

We derive all of our revenues from the sale of outdoor home products manufactured from vinyl and the growth of our business and the success of our franchises may depend upon continuing consumer acceptance of vinyl products as an alternative to products manufactured from wood and other traditional materials.

All of the products we offer are manufactured from vinyl.  Vinyl was introduced into the outdoor fencing, decking and home accessory industry in the 1970's and as of 2006 estimates suggest that demand for all plastic-based fence materials in the North American residential market to be over $600 million or nearly 25% of the total market in 2006.  The continued growth of sales at our Company-owned showroom and at our future franchises may depend upon a continuing increase in consumer acceptance of vinyl products as a construction material for outdoor home products as an alternative to outdoor products manufactured from wood and other traditional materials such, as stone and metal.  If consumer preferences change and there is a decline in the acceptance and sales of outdoor products manufactured from vinyl our business and operating results could be negatively impacted.  Moreover, if other materials are employed or developed for use in the outdoor home products market that supplant outdoor products manufactured from vinyl, our business and operating results could be harmed.

We currently purchase all of our vinyl products from a single source and any interruption in supply, decline in quality or increase in price could adversely affect our business and results of operations.

We purchase all of our major vinyl components of the products we sell from one source that manufactures its products at a single facility in Southern California.  Our business could be adversely affected in the event:

•
there is any interruption in supply from this entity, which could occur if, among other things, its equipment malfunctions or it experiences a fire or other catastrophic event,  in which case we might not be able to satisfy our customers' demand unless and until we found another source;

•	the quality of the product we purchase from our supplier declines, which could prompt customers to purchase products from our competitors; or

•	our supplier significantly increases costs that we cannot pass on to our customers, in which case our customers may purchase products from our competitors.

Our reliance on a single supplier of vinyl product exposes our business to these and other risks and potential problems that we cannot now foresee.  Any such event could have a material adverse affect on our business and results of operations.

Our business growth strategy and future earnings will depend in large part on the development and success of our franchise program and there are a substantial number of risks associated with this strategy.

We will pursue the development of a franchise program that we anticipate will be the cornerstone of our future growth and expansion.  We expect to dedicate significant financial and personnel resources to the development of our franchise program and to derive substantial returns from our investment, both from the payment of the initial franchise fees and from ongoing royalty and other fees.  There are numerous significant risks attendant to developing the program, including:

•
We have never undertaken any research to establish the franchise potential of our business and we may not sell a sufficient number of franchises to recoup our initial investment in the program or to fund the ongoing costs of operating a franchise program;

•	Neither we nor any member of our management team has any prior experience developing or operating a franchise program and we may not successfully manage this business;

•	We may face delays and difficulties in connection with implementing our franchise program, which could increase costs and delay the recognition of revenue from such operations;

•	Placing significant demands on our management, technical, financial and other resources;

•	Diverting management's attention from our core business of selling vinyl fence;

•
We may not accurately assess the qualifications of our franchisees and they may not possess the business abilities and access to financial resources necessary to successfully operate the franchise or to operate it in a manner consistent with our standards;

We cannot assure you that we will successfully manage the problems and difficulties we may encounter in developing a franchise program.  To the extent that we do not manage and surmount the problems and difficulties we may encounter, our results of operations and financial condition may not meet our expectations.  Moreover, such problems and difficulties may permeate our existing operations to our financial and operational detriment which would materially and adversely affect our financial condition and results of operations.

We may require additional cash both to implement our franchise program and, if we do not generate sufficient revenue from such operations, to maintain our franchise program.

As of the date hereof, we believe that we will possess sufficient financial resources, from cash on hand and revenue from existing operations, to fund the development of and maintain a franchise program.  However, no member of our management has experience building a franchise program and we may not have evaluated or gauged our cash requirements adequately.  Moreover, we may not have  properly accounted for factors beyond our control which could increase the cost of developing and maintaining our franchise program.  If the revenue we generate from our franchise operations (both from sales of franchises and from ongoing franchising fees and royalties) is not sufficient to support our franchise program, we will deplete our cash position, suffer losses, and may require outside financing to maintain such operations which may not be available to us on acceptable terms, if at all.  If we do not have access to cash on acceptable terms when and as required, we will not grow as quickly as we have anticipated and our business and results of operations will suffer.

Our business growth strategy and future earnings will depend in large part on the success of our franchisees, over whose operations and business success we will exercise limited control.

Our franchisees will own, operate and oversee their franchise's daily operations and will be independent third parties over whom we will not exercise control.  Although we will attempt to properly select, train and support franchisees and the franchisees will be contractually obligated to operate their franchises in accordance with our standards, the ultimate success and quality of any franchise rests with the franchisee.  If franchisees do not successfully operate in a manner consistent with our standards, our image and reputation could be harmed, which could affect our ability to attract additional franchisees and which in turn could adversely affect our business and operating results.  Further, we expect that a significant portion of the fees we would earn from franchisees would be derived from royalties calculated based on net sales and to the extent that our franchisees do not operate their franchise profitably or remain financially viable, we will not earn the revenues we expect, which would negatively impact our business and results of operations.

We may not be able to successfully integrate and oversee the growth of new franchises, which could adversely affect our business, results of operations and financial condition.

Our efforts to develop a franchise operation will be accompanied by certain extensive risks with respect to integrating new franchises into our operations, including, the potential disruption of our ongoing business, additional expenses associated with managing a larger organization and the maintenance of uniform standards, controls and policies.  We may not be successful in overcoming these risks or any other potential problems that arise from the development of a franchise program.  If any of these risks materialize, our operating results could be materially impacted, which could negatively impact our financial condition.

Our franchisees could take actions that could be harmful to our business.

Our franchisees will be contractually obligated to operate their franchises in accordance with all applicable laws but ultimately, franchisees are independent third parties that we do not control.   Franchisees could take actions that subject them to legal and financial liabilities and we may, regardless of the actual validity of such a claim, be named as a party in an action relating to, and/or be held liable for, the conduct of our franchisees if it is shown that we exercise a sufficient level of control over a particular franchisee’s operation.  Defending claims made against our franchisees and being held liable for their actions could be costly and adversely impact our operating results.

Our franchise operations will be subject to government regulation that may adversely hinder or impact the growth of our business.

As we develop our franchise operations, our business will become subject to Federal Trade Commission regulation and several state laws which regulate the offer and sale of franchises.  We also will become subject to state laws that regulate substantive aspects of the franchisor - franchisee relationship. The FTC’s Trade Regulation Rule on franchising requires the Company to furnish to prospective franchisees a franchise offering circular containing information prescribed by the rule.  State laws that regulate the offer and sale of franchises and the franchisor - franchisee relationship presently exist in a substantial number of states.   Any failure by us to obtain or maintain approvals to sell franchises could cause us to lose franchise revenues and any failure to comply with these laws could expose us to liability for damages to franchisees and fines or other penalties as well as causing us to incur expensive legal cost.

We cannot predict how the current economic downturn and tightening of credit markets will affect our business.

The demand for our products is correlated to changes in the level of activity in home improvements.  This activity level, in turn, is affected by such factors as home equity values, home equity loan withdrawals, consumer spending habits, employment, interest rates and inflation.  Economic trends indicate that home equity values in many markets have softened and that home equity withdrawals have decreased, which may result in decreased home improvement spending.  It is not known whether this trend will continue or worsen.  Any economic downturn could reduce consumer income or equity capital available for spending on discretionary items such as fencing, which could adversely affect the demand for our products.

In December 2008, a former employee initiated legal action against us alleging improper termination and seeking unspecified damages.  If the court hearing the case grants a significant monetary award, our financial condition could be harmed.

On December 5, 2008, a former employee of the Company filed a complaint in a California State Court against the Company and its principals, Gordon Knott and Garabed Khatchoyan.  The complaint arises from our termination of the plaintiff based upon our belief that he misappropriated approximately $200,000 of materials from our warehouse.  The complaint includes nine allegations, including (i) unlawful non-payment of wages; (ii) breach of implied covenant of good faith and fair dealing; (iii) failure to pay earned wages upon separation; (iv) defamation and (v) wrongful discharge.  The plaintiff generally is seeking compensatory damages, attorneys' fees, punitive damages and equitable relief but has made no specific demand for the monetary amount sought.  In January 2009, our counsel filed a demurrer requesting that the court dismiss most of the claims on the basis that they are deficient as a matter of law.  The court will not hear the matter until March 3, 2009 and will not issue a ruling until some time thereafter.  If the court were to award the plaintiff significant monetary damages, our financial condition could be harmed and our ability to implement completely our franchising strategy could be inhibited, which could negatively impact our long-term growth and results of operations.

Past seasonal fluctuations in our net sales and quarterly operating results may not be a reliable indicator of future seasonal fluctuations.

Our historical seasonality may not be a reliable indicator of our future seasonality.  Quarterly variations in our net sales and income from operations are principally attributable to seasonal trends in the demand for our products.  We generally experience lower net sales levels during the first and fourth quarters of each year, in which holidays and adverse weather conditions in Southern California usually reduce the level of home improvement activity.

Our business could be harmed if we are unable to manage growth effectively.

We have experienced significant growth since our inception and believe that sustained growth, including as may be achieved through our expansion plans, places a strain on operational, human, and financial resources.  To manage our growth, we must continue to improve operating and administrative systems and services and attract and retain qualified management and sales personnel.  We believe that maintaining and enhancing both our systems and personnel at reasonable cost are instrumental to our success.  We cannot give any assurances that we will be able to attract and retain qualified personnel.  We cannot give any assurance that we will be able to develop internal systems that will keep pace with the growth we expect over the next five years.  Failure to manage growth effectively could have an adverse effect on our business and operating results.

Our performance will suffer if we do not compete effectively in the highly competitive fencing market.

We must compete with a significant number of companies in the fencing market, including wood producers that currently have more production capacity than is required to meet the demand for their products, and manufacturers of wood/plastic compound fencing that are seeking to capture market share from wood and that are aggressively pricing their products to that end.  In addition, we compete against numerous retailers of vinyl products, many of which may offer products at prices lower than we can.  If price became the most significant purchasing consideration, we might not be able to compete with wood products or other vinyl products retailers.  Our failure to compete successfully in this market could have a material adverse effect on our business and results of operations.

We will compete against larger, better known entities to attract franchisees and we may not be successful.

As we develop our franchise operations, we expect that we will compete with numerous other franchisors for franchisees.  Most of these franchisors have greater market recognition and greater financial, marketing and human resources than we do and we can not be certain that we will be able to compete effectively to attract franchisees.  If we fail to attract a sufficient number of franchisees and develop a material revenue stream from these operations, we could suffer a loss of our investment and may have to allocate funds from our showroom operations to our franchise business and our financial results could be negatively impacted.

Our business depends on our senior management team and the loss of any member of the team could harm our business.

We believe that our success will depend on the continued employment of Gordon Knot and Garabed Khatchoyan, our president and secretary, respectively, who have significant experience in our industry and who developed our sales and marketing techniques.  Currently, neither Mr. Knot nor Mr. Khatchoyan has an employment agreement with our Company.  Our future business and financial results could be adversely affected if we were to lose the services of either of such persons.  If either of these persons were unable or unwilling to continue in his present position, that person could be difficult to replace and our business could be harmed.  If either of these persons left to join a competitor or form a competing Company, some of our customers might choose to use the services of that competitor or new company instead of our services.

If we fail to hire and retain qualified personnel, we may not be able to achieve our goals.

Our success depends to a significant extent upon our ability to hire qualified managerial and administrative personnel necessary to properly manage our operations through our proposed franchise program.  If we our unable to attract and retain qualified personnel, our business could be materially and adversely affected.

We have no independent audit committee. Our full board of directors functions as our audit committee and is comprised of two directors who are not considered independent. This may hinder our board of directors’ effectiveness in fulfilling the functions of the audit committee.

Currently, we have no independent audit committee, though we are not required to have one.  Our full board of directors functions as our audit committee and is comprised of directors who are not considered to be “independent” in accordance with the requirements of Rule 10A-3 under the Securities Exchange Act.  An independent audit committee plays a crucial role in the corporate governance process, assessing the Company’s processes relating to its risks and control environment, overseeing financial reporting, and evaluating internal and independent audit processes.  The lack of an independent audit committee may prevent the board of directors from being independent from management in its judgments and decisions and its ability to pursue the committee’s responsibilities without undue influence.  We may have difficulty attracting and retaining directors with the requisite qualifications.  If we are unable to attract and retain qualified, independent directors, the management of our business could be compromised.

Our full board of directors acts as our compensation committee, which presents the risk that compensation and benefits paid to these executive officers who are board members and other officers may not be commensurate with our financial performance.

A compensation committee consisting of independent directors is a safeguard against self-dealing by Company executives. Our board of directors acts as the compensation committee and determines the compensation and benefits of our executive officers and reviews policies relating to the compensation and benefits of our employees.  Although all board members have fiduciary obligations in connection with compensation matters, our lack of an independent compensation committee presents the risk that our executive officers on the board may set their personal compensation and benefits at levels that are not commensurate with our financial performance.

RISKS RELATED TO OUR COMMON STOCK

Our officers and directors control us through their positions and stock ownership and their interests may differ from other stockholders.

As of March 30, 2009, there were 22,863,200 shares of our common stock issued and outstanding.  Messrs. Knott and Khatchoyan, our directors and president and secretary, respectively, collectively own 87.48% of our common stock.  As a result, if they were to vote in concert with each other, they are able to influence the outcome of stockholder votes on various matters, including the election of directors and extraordinary corporate transactions including business combinations.  Yet, their interests may differ from those of other stockholders.  Furthermore, ownership of 87.91% of our common stock by our all of officers and directors reduces the public float and liquidity, and may affect the market price of our common stock if our common stock becomes eligible to trade on the OTC Bulletin Board or other trading medium.

There is currently no trading market for our common stock.

Our common stock is not quoted on any exchange or inter-dealer quotation system. There is no trading market for our common stock and our common stock may never be included for trading on any stock exchange or through any quotation system (including, without limitation, the NASDAQ Stock Market and the OTC Bulletin Board).  You may not be able to sell your shares due to the absence of a trading market.

Any market that develops for our common stock likely will be illiquid and the price of our common stock could be subject to volatility unrelated to our operations.

If a market for our common stock develops, its market price could fluctuate substantially due to a variety of factors, including market perception of our ability to achieve the development of our franchise program and otherwise meet our growth projections and expectations, quarterly operating results of other companies in the same industry, trading volume in our common stock, changes in general conditions in the economy and the financial markets or other developments affecting our business and the business of others in our industry.  In addition, the stock market itself is subject to extreme price and volume fluctuations.  This volatility has had a significant effect on the market price of securities issued by many companies for reasons unrelated to their operating performance and could have the same effect on our common stock.

Limitations on liability and indemnification matters.

As permitted by the corporate laws of the State of Nevada, we have included in our Articles of Incorporation a provision to eliminate the personal liability of our directors for monetary damages for breach or alleged breach of their fiduciary duties as directors, subject to certain exceptions.  In addition, our bylaws provide that we are required to indemnify our officers and directors under certain circumstances, including those circumstances in which indemnification would otherwise be discretionary, and we will be required to advance expenses to our officers and directors as incurred in connection with proceedings against them for which they may be indemnified.  If we are required to indemnify, both for the costs of their defense in any action or to pay monetary damages upon a finding of a court or in any settlement, our business and financial condition could be materially and adversely affected.

Issuance of stock to fund our operations may dilute your investment and reduce your equity interest.

We may need to raise capital in the future to fund the construction and development of new facilities or for other purposes.  Any equity financing may have significant dilutive effect to stockholders and a material decrease in our stockholders’ equity interest in us.  Equity financing, if obtained, could result in substantial dilution to our existing stockholders.  At its sole discretion, our board of directors may issue additional securities without seeking stockholder approval, and we do not know when we will need additional capital or, if we do, whether it will be available to us.

We are authorized to issue "blank check" preferred stock without stockholder approval, which could adversely impact the rights of holders of our common stock.

Our articles of incorporation authorize the issuance of up to 10,000,000 shares of preferred stock with such designations, rights and preferences as may be determined from time to time by the board of directors.  Accordingly, our board of directors is empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting, or other rights which could adversely affect the voting power or other rights of the holders of the common stock.  In the event of issuance, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company.  Although we have no present intention to issue any shares of authorized preferred stock, there can be no assurance that we will not do so in the future.

Substantial sales of our common stock, or the perception that such sales are likely to occur, could cause the price of our common stock to decline.

The market price, if any, of our common stock could decline as a result of sales of substantial amounts of our common stock into the market or the perception that these sales could occur.  In addition, these factors could make it more difficult for us to raise funds through future offerings of common stock.  We have an aggregate of 22,863,200 shares of common stock outstanding as of March 30, 2009 of which 2,700,000 shares are subject to the terms of certain Lock Up/Leak Out Agreements that prohibit sales until six months after the effective date of a registration statement by which the shares are registered for resale under the Securities Act.  As shares subject to the Lock Up/Leak Out Agreements become available for resale, the market price of our common stock could drop significantly.

We identified material weaknesses and deficiencies in our internal controls and procedures and the actions we have taken to remediate these weaknesses and deficiencies may not be sufficient to prevent the underlying issues from arising again or permit us to avoid other material weaknesses or deficiencies in the future.

As described under Item 9A- Controls and Procedures, we determined that during the fiscal year ended December 31, 2008 our wholly-owned operating subsidiary, TVFC, had material weaknesses and deficiencies in its financial controls and procedures.  Under standards established by the Public Company Accounting Oversight Board, or PCAOB, a “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.  The material weaknesses we identified were in connection with the theft of inventory and services by employees that we did not detect until after the occurrences of fraud.  The material weaknesses were a result of our failure to develop and maintain a Company-wide anti-fraud program over the initiating and processing of financial transactions and the failure of senior management to maintain sufficient oversight related to inventory control and labor utilization.  We have taken what we believe to be appropriate action to address these material weaknesses in our internal control over financial reporting, including making personnel changes and implementing physical and documentary controls and procedures that we believe will prevent instances of theft of inventory and related losses from occurring in the future.

The controls and procedures we implemented to remediate the weaknesses we discovered may not be adequate or enable us to remedy the specific material weaknesses and deficiencies in our controls and procedures that lead to the fraud and that the controls and procedures we implemented will permit us to avoid other material weaknesses or significant deficiencies in the future.  Continued weaknesses and deficiencies in our controls and procedures could negatively affect our business, for example, making it more difficult and costly for us to attract and retain independent board members or by causing negative reaction in the financial markets due to a loss of confidence in the reliability of our financial statements, which could make it more difficult to finance our operations through the sale equity or debt and erode the price of our stock if it is admitted to quotation on the OTC Bulletin Board or is traded on another trading medium.

As our operating subsidiary transitions from a private company to a public company, we may have difficulty satisfying the additional financial and other reporting and corporate governance requirements imposed upon by the Sarbanes-Oxley Act of 2002 and federal securities laws.  We expect that evolving regulation of corporate governance and public disclosure will result in additional expenses and continuing uncertainty.

Prior to the share exchange, we were a "shell" company that had no operations and TVFC, our operating subsidiary, had operated its business as a private company.  This Form 10-K represents the first periodic report we are filing with the Securities and Exchange Commission (the "SEC") as an operating company.  Our management is only beginning to acquire the experience necessary to prepare reports required under the Exchange Act and the knowledge necessary to comply with other new financial and corporate governance requirements to the Company's business is now subject, including certain provisions of the Sarbanes-Oxley Act of 2002 and the regulations promulgated thereunder.  These laws and regulations impose significant compliance obligations upon the Company and its management.  We expect that as we transition from a private to a public company, our Company will be required to commit additional financial and personnel resources to satisfy our obligations under the Exchange Act and the Sarbanes-Oxley Act and will result in the diversion of our senior management’s time and attention from our day-to-day operations.  In particular, we may be required to:

•	create or expand the roles and duties of our board of directors and management and to create board committees;

•	hire additional financial and accounting personnel and other experienced accounting and finance staff with the expertise to address the complex accounting matters applicable to public companies;
•	establish an internal audit function;
•	enhance and formalize closing procedures at the end of our accounting periods;
•	involve to a greater degree outside counsel and accountants in the activities listed above;
•	establish an investor relations function; and
•	establish new internal policies, such as those relating to disclosure controls and procedures and insider trading.

We may not be successful in complying with these obligations and compliance with these obligations could be time-consuming and expensive and negatively impact our results of operations.

Failure to achieve and maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 could have a material adverse effect on our business.

As a private company, TVFC's internal control over financial reporting may not have met all the standards contemplated by Section 404 of the Sarbanes-Oxley Act that the Company is required to meet in complying with its reporting obligations under the Exchange Act.  Since the date of the Share Exchange Agreement, we have been implementing controls and procedures designed to ensure that information we are required to disclose in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure.  We are required to evaluate and test our internal controls over financial reporting to enable management to report on, and our independent registered public accounting firm to attest to, such internal controls as required by Section 404 of the Sarbanes-Oxley Act.  The weaknesses we identified in our internal controls over financial reporting during the period covered by this report and the remediation efforts we implemented represent the commencement of an ongoing process to ensure that we accurately report our financial results.

Commencing with our annual report for the year ending December 31, 2009, we will be required to include our independent auditor’s attestation on management’s report on internal control over financial reporting.  If the auditor's attestation contains material qualifications or identifies material weaknesses in our internal control over financial reporting, our business could be negatively impacted including that it could:

•	result in the diversion of management time and attention from operating our business and require us to allocate substantial financial resources to compliance and remediation measures;

•	make it more difficult and costly to attract and retain independent board members;

•
cause a negative reaction in the financial markets due to a loss of confidence in the reliability of our financial statements, which could make it more difficult to finance our operations through the sale equity or debt and erode the price of our stock if it is admitted to quotation on the OTC Bulletin Board or is traded on another trading medium; and

•
cause us to incur significant costs in order to improve our internal control over financial reporting and comply with Section 404, including increased auditing and legal fees and costs associated with hiring additional accounting and administrative staff, any of which would increase our operating expenses and would negatively affect our results of operations.

Our common stock may be considered a “Penny Stock,” and thereby be subject to additional sale and trading regulations that may make it more difficult to sell.

If our common stock is admitted to quotation on the OTC Bulletin Board, it likely will open and trade, for the foreseeable future, at a price of less than $5 per share.  In such case, our stock will be considered a “penny stock,” unless it qualifies for one of the exemptions from the definition of “penny stock” under Section 3a51-1 of the Exchange Act, which is unlikely.  A “penny stock” encompasses any of the following (i) a stock that trades at a price less than $5.00 per share; (ii) a stock that is not traded on a “recognized” national exchange; (iii) a stock that is not quoted on the Nasdaq Capital Market, or even if so, has a price less than $5.00 per share; or (iv) a stock that was issued by a company that has been in business less than three years with net tangible assets less than $5 million.

The principal result or effect of being designated a “penny stock” is that securities broker-dealers participating in sales of our common stock will be subject to the “penny stock” regulations set forth in Rules 15-2 through 15g-9 promulgated under the Exchange Act.  For example, Rule 15g-2 requires broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document at least two business days before effecting any transaction in a penny stock for the investor’s account. Moreover, Rule 15g-9 requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor.  This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor’s financial situation, investment experience and investment objectives.  Compliance with these requirements may make it more difficult and time consuming for holders of our common stock to resell their shares to third parties or to otherwise dispose of them in the market or otherwise.

We do not foresee paying cash dividends in the foreseeable future.

We currently intend to retain any future earnings for funding growth. We do not anticipate paying any dividends in the foreseeable future. As a result, you should not rely on an investment in our securities if you require dividend income. Capital appreciation, if any, of our shares may be your sole source of gain for the foreseeable future. Moreover, you may not be able to resell your shares in our Company at or above the price you paid for them.

Item 1B. Unresolved Staff Comments.

Not Applicable.

Item 2. Properties.

The Company leases approximately 10,000 total square feet of office, showroom and warehouse space at 2210 South Ritchey Street, Santa Ana, California pursuant to four-year lease that expires on March 31, 2009.   We currently pay monthly rent of $9,000 for the premises.  We anticipate that the total annual rental expense for 2009 will be approximately $108,000.  Management believes that its current facilities in Santa Ana, California satisfy its current and anticipated future requirements but that alternative space is available upon comparable terms if necessary.

Item 3. Legal Proceedings.

On December 5, 2008, Frank Arias, a former employee of the Company filed a complaint in the  Orange County Superior Court of California against the Company and its principals, Gordon Knott and Garabed Khatchoyan.  The complaint includes nine allegations, including (i) unlawful non-payment of wages; (ii) breach of implied covenant of good faith and fair dealing; (iii) failure to pay earned wages upon separation; (iv) defamation and (v) wrongful discharge.  The complaint arises from the Company's termination of Mr. Arias on September 30, 2008 on the basis that he purloined approximately $200,000 of materials from our warehouse.   Mr. Arias generally is seeking compensatory damages, attorneys' fees, punitive damages and equitable relief but has made no specific monetary demand for damages.  On January 5, 2009, Company counsel filed a demurrer requesting that the court dismiss the case against Mr. Knott and Mr. Khatchoyan and several of Mr. Arias' claims against the Company because they are deficient as a matter of law.  Rather than opposing the Company's motion, Mr. Arias elected to file an amended complaint.  Company counsel currently is evaluating the first amended complaint to determine how to proceed.

Item 4. Submission of Matters to a Vote of Security Holders.

During the fiscal year ended December 31, 2008, the holders of the outstanding shares of our common stock as of November 20, 2008, were asked to vote on and approve the share exchange.  The holders of all outstanding shares of common stock as of November 20, 2008, approved the share exchange and related transactions.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock does not trade, nor is it admitted to quotation, on any stock exchange or other trading facility.  Management will seek to identify a market maker to file an application with the Financial Industry Regulatory Authority, Inc. to initiate quotation of our common stock on the OTC Bulletin Board.  We have not identified a market maker that has agreed to file such application.

We cannot assure you that a trading market for our common stock will ever develop.

Other than 129,000 shares of common stock we are obligated to issue under the terms of certain outstanding options, we are not obligated by contract or otherwise to issue any securities and there are no other securities outstanding that are convertible into or exchangeable for shares of our common stock.

As of March 30, 2009, there were 22,263,200 shares of our common stock outstanding held by 40 record holders and no outstanding shares of preferred stock.

Registration Rights

We have agreed to register for public resale under the Securities Act an aggregate of 3,192,200 shares of common stock, including 3,000,000 shares of common stock issued under the Share Exchange Agreement, 133,800 shares issuable upon the exercise of options we assumed under the Share Exchange Agreement (of which, 600 were cancelled and 4,200 were exercised), and 59,000 shares we sold in a private placement of our securities.  Of the shares subject to registration, 2,700,000 shares are subject to provisions of Lock Up/Leak Out Agreements described below.

Under the Lock Up/Leak Out Agreements referenced above, the stockholders subject thereto have agreed, among other things, that (i) they will not sell or transfer any shares of our common stock held as of the consummation of the share exchange until six months after the effective date of the registration statement covering their shares (other than transfers to their affiliates, who must agree to the terms of the Lock Up/Leak Out Agreement upon such transfer), and (ii) after the end of that six-month lock up period, such persons (or their transferees) will not sell or transfer more than 1/36th of the number of shares such person owned on the date of the agreement during each month thereafter.

Dividend Policy

To date, we have not declared or paid any cash dividends on our common stock.  The payment of dividends, if any, is at the discretion of the board of directors and is contingent on many factors, including our revenues and earnings, capital requirements and financial conditions.  We currently intend to retain all earnings, if any, for use in business operations.  Accordingly, we do not anticipate declaring any dividends in the near future.

Equity Compensation Plan Information

As of the date of this report, we have not adopted any equity compensation plans.

Shares Available for Future Sale

All outstanding shares of our common stock are “restricted securities,” as that term is defined under Rule 144 promulgated under the Securities Act of 1933 ("Securities Act"), because they were issued in private transactions not involving a public offering.  Accordingly, none of the outstanding shares of our common stock may be resold, transferred, pledged as collateral or otherwise disposed of unless such transaction is registered under the Securities Act or an exemption from registration is available, such as Rule 144 promulgated under the Securities Act.

Rule 144 will not available for the resale of securities held by our principals prior to the Share Exchange, unless the following conditions are met:

•	at least one year has elapsed from the time that we reported the Share Exchange (November 20, 2009):
•	we are is subject to the reporting requirements of Section 13 or 15(d) of the Exchange Act;
•
we have filed all Exchange Act reports and material required to be filed, as applicable, during the preceding 12 months (or such shorter period that the issuer was required to file such reports and materials), other than Current Reports on Form 8-K.

Recent Sales of Unregistered Securities.

In May 2007, we issued 1,000,000 shares of common stock at a price of $.0001 per share, the par value thereof, to three of the founders of the Company in reliance on the exemption from registration afforded by section 4(2) under the Securities Act of 1933 and corresponding provisions of state securities laws, which exempt transactions by an issuer not involving any public offering.

On November 20, 2009, we issued and sold 22,100,000 shares of our common stock in exchange for a like number of shares of the common stock of The Vinyl Fence Company, Inc., representing all of the outstanding shares of that company's capital stock.  We offered and sold these securities in reliance on the exemptions from registration afforded by Section 4(2) and Regulation D (Rule 506) under the Securities Act of 1933, as amended, and corresponding provisions of state securities laws, which exempt transactions by an issuer not involving any public offering.

In November 2008, we sold 59,000 shares of common stock at $1.00 per share to 10 individual private investors in a private placement offering.   We offered and sold these securities in reliance on the exemptions from registration afforded by Section 4(2) and Regulation D (Rule 506) under the Securities Act of 1933 and corresponding provisions of state securities laws, which exempt transactions by an issuer not involving any public offering.

During the period January 1, 2009 through March 15, 2009, we issued 4,200 shares of common stock to twenty persons, all of whom are employees of the Company, upon the exercise of a like number of common stock purchase options we assumed under the Share Exchange Agreement.  The shares were issued in transactions not involving a public offering and exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

Item 6. Selected Financial Data.

The information to be furnished under this Item 6 is not required of small reporting issuers.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of financial condition and results of operations, together with our consolidated financial statements and related notes thereto appearing elsewhere in this report.  In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs.  Our actual results could differ materially from those discussed in the forward-looking statements.  Factors that could cause or contribute to these differences include those discussed below and elsewhere in this report, particularly in the section entitled “Risk Factors.”

General

We market and install a wide variety of attractive, durable, low-maintenance vinyl products, including fencing, patio covers, decking, railing and trim categories.  During 2007, fencing products represented approximately 62% of our gross income (revenue) and patio covers represented approximately 28% of our gross income.  Our products are used largely in renovation and remodeling by our customers who include homeowners and homeowner associations.  We have increased sales and revenue in each of our five years of existence, and our gross profit have exceeded 44% in each year of existence after our first year of operations.

We differentiate our Company from others in the industry on the basis of the manner in which we market and sell our products and the level of service we offer our customers.  Given that the purchase of our products represents a substantial investment in a customer's home, typically their most significant capital asset, we seek to connect with home owners' intrinsic desire to take the time to make an informed, value-driven purchasing decision.  Throughout the sales process, we invest the time and effort to develop a relationship with a prospect, as opposed to home centers, specialized retail distributors and independent contractors that typically employ a hard-sell pitch and seek to make a sale only when a consumer is prepared to make a purchase.

Our marketing efforts are designed to capture information about prospective purchasers of exterior vinyl products early in the buying cycle.  We maintain contact with them over the course of the decision-making process to educate and consult with them about vinyl products generally, the purchasing and installation process and the ownership experience.  We seek to demonstrate to prospects that purchasing from us represents the best value for their money in that we provide a worry-free ownership experience that we believe is not available from other independent retailers, contractors or the national home improvement chains.

There are no national chains dedicated exclusively to the retail sale and installation of vinyl fencing and patio products.  During 2009, we will seek to establish a franchise program to take advantage of the considerable growth expected by industry experts in sales of vinyl fencing and patio covers relative to other fencing and patio cover materials.  Through this franchise program we will seek to establish a national chain of vinyl fence and patio cover distributorships to fill the void in the national vinyl fencing market.  Our ultimate goal is to build a national brand.  Though we have never undertaken detailed research regarding our franchising potential, we believe that with proper training and motivation our well-conceived and sophisticated marketing and sales program can be replicated throughout the country.  We believe that we can benefit from the economies of scale derived from multiple franchises that will give us the opportunity to deploy national advertising and promotional programs that are beyond the financial and creative capabilities of others in our industry and negotiate improved pricing of the vinyl material from which our products are manufactured.  We believe that this will allow us to capture significant national market share and build strong consumer brand awareness, which eventually may serve as a barrier to competitive entry to others on a national level.

As of the date hereof, we believe that we will possess sufficient financial resources, from cash on hand and revenue from operations, to fund the development of our franchise program.  However, no member of our management has experience building a franchise program.  We may not have evaluated or gauged our cash requirements adequately or properly accounted for factors beyond our control which could increase the cost of developing and maintaining our franchise program and cause us to seek outside financing which may not be available to us on acceptable terms, if at all.  In addition, expansion into a franchise program presents other possible risks for which we may not adequately have accounted, including diversion of our management's time from our core retail business, the failure of our franchisees and the potential economic impact such failure could have on our business and the time and cost of complying with laws and regulations relating to franchises and multi-state operations.

Critical Accounting Policies and Estimates

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  Management makes these estimates using the best information available at the time the estimates are made; however actual results could differ materially from those estimates (See Note A in the Notes to Financial Statements).

Revenue recognition

We record customer deposits on sales as a current liability when received and we recognize revenues when installations of the products are complete.

Accounts Receivable

We require a down payment of 50% of the purchase price at the time a sales agreement is signed and the balance at completion of installation, which minimizes our accounts receivable.  Bad debt losses have been minimal (less than .3% of revenue since inception of the Company), and we record them as they are incurred.

Inventory

Inventory is stated at the lower of average cost or market value.  Inventory consists of raw materials (approximately 80%) and fabricated materials awaiting installation (approximately 20%).

Results of Operations

Comparison of the Years Ended December 31, 2008 and 2007

Income: Income for the year ended December 31, 2008 was $4,157,860, an increase of $224,648, or 5.75%, from $3,933,212 for the comparable period in 2007. The increase was the  result  of increased focus on marketing and sales.

Gross Profit:  Gross profit decreased from $2,070,324 in 2007 to $2,032,606 in 2008, a decrease of 1.8%, and the gross profit percentage declined from 52.6% in 2007 to 48.9% in 2008.  The decrease was due to personnel problems in our fabricating and installation departments.  We have addressed these issues by terminating three employees. re-defining the roles of our staff responsible for fabrication and installation, by restructuring our work force, and increasing the involvement of the accounting manager in inventory control, which we believe have rectified the problem.

Expenses:

Advertising and marketing expense increased $10,648 or 5.7%, as we identified the proper mix of advertising media to attract customers and grow our business.

Selling, general and administrative expenses increased from $394,768 in 2007 to $489,313, or 23.9%, in 2008.  The $94,545 was due primarily to increases of $20,000 in fuel expense, $16,000 in depreciation, $27,000 in insurance (health, liability and  umbrella coverage), and $23,000 in interest (including credit card fees and financing discounts relating to customers who pay by credit cards or finance their purchase).

Payroll expenses increased from $646,918 to $984,605, an increase of $337,687 or 52.2%.  The was due to the conversion of $152,000 of notes receivable from the two principals to salary, and the classification of distributions in October, November and December 2008 to the two principals as salary rather than as dividends.

Professional fees increased from $109,538 to $159,668, or 45.8%.  This was due primarily to increases in information  technology of $18,000, marketing of $13,000, and legal and accounting relating to the Share Exchange Agreement and annual audit of $10,000.

Rent expense was relatively unchanged between periods.

Income Taxes were $50,000 in 2008, resulting from TVFC's election to be treated as a Subchapter C corporation under the Internal Revenue Code of 1986, as amended (the "Code") as opposed to a Subchapter S corporation under the Code, as of January 1, 2008.

Comparison of the Years Ended December 31, 2007 and 2006

Income: Income for the year ended December 31, 2007 was $3,933,212, an increase of $1,207,586, or 44.3%, from $2,725,626 for the comparable period in 2006. The increase was the result of increased focus on marketing and sales, including increased advertising and marketing expenses.

Gross Profit:  Gross profit increased from $1,382,483 in 2006 to $2,070,324 in 200, an increase of 49.8%, and the gross profit percentage increased from 50.7% in 2007 to 52.6% in 2007.  These increases were due to improved management of labor and material costs.

Expenses:

Advertising and marketing expense increased $31,100 or 20.1%, which contributed to the increase in income.

Selling, general and administrative expenses increased from $242,157 in 2006 to $362,321, or 49.6%, in 2007.  The $120,164 increase, was due primarily to increases of approximately $16,000 in vehicle expense, $18,000 in insurance (health, liability and  umbrella coverage), $40,000 in small tools, and $40,000 in travel and entertainment expenses.

Payroll expenses increased from $468,215 to $646,918, an increase of $178,703 or 38.2%.  This was due primarily to the addition of staff personnel to handle the increased volume of business.

Professional fees increased from $79,278 to $110,267, or 39.1%.  The $30,989 increase was due primarily to an increase of approximately $43,000 for marketing, offset by a decrease in financial consulting of approximately $9,000.

Rent expense was relatively unchanged between periods.

Interest expense increased from $12,436 to $21,988, or 76.8%, due to interest related to line of credit borrowing. and  increased use of financing by customers.

Liquidity and Capital Resources

Our current capital requirements are allocated principally among payroll; selling, general and administrative expenses; rent; and advertising and marketing expenses.  Historically, we have financed our business with cash flow from operations.

Though we believe that we have and will have available to us from operating revenue the capital resources necessary to implement our proposed franchise program, we may have underestimated the costs required or we may encounter unanticipated costs and we may suffer delays and difficulties that may necessitate obtaining cash from outside sources.  Currently, we have a $100,000 line of credit available to us (of which $48,000 is unused and available) that likely would be insufficient to fund substantial additional costs that may be associated with the development of our franchise program.  Additional cash may not be available to us on acceptable terms, if at all.  Initially, a significant portion of the cash required to develop and execute our franchise program will be allocated to the engagement of a franchise consultant to undertake the research and surveys necessary to confirm our franchising potential, to establish franchise pricing and territory and to provide the complete range of information, implementation strategies, policies, procedures, operating manuals, marketing tools and other materials required to develop and implement a competitive franchise program.  Once a program has been developed, we expect that we will allocate significant cash resources to advertising, both to attract franchisees and to fund advertising of our products.  We may not realize profit from this investment for several years.

Cash and Cash Equivalents

Our cash and cash equivalents were $134,252 at December 31, 2007, and decreased to $114,902 by December 31, 2008.

Net cash provided by operating activities

Net cash provided by operating activities was $281,915 for the year ended December 31, 2008, a decrease of $347,301 from $629,216 for the year ended December 31, 2007.  The decrease was primarily attributable to a decrease in net income of $580,035, offset by the conversion of $152,000 of notes receivable from the two principals to salary, and other working capital items, net.

Net cash used in investing activities

Net cash used in investing activities was $42,309 for the year ended December 31, 2008, a decrease of $78,060 from $120,369 for the year ended December 31, 2007. The decrease was primarily attributable to the purchase of four vans and machinery in 2007.

Net cash used in financing activities

Net cash used in financing activities was $258,957 for the year ended December 31, 2008 compared to $401,091 for the year ended December 31, 2007, a decrease of $142,134, or 35%.  The decrease was attributable to a decrease in dividends of $77,000 paid to the principals of TVFC; a contribution to capital by two of the founding stockholders of TVFC of $29,900, the sale of common stock of $59,000, all offset by a net change in vehicle and  equipment financing proceeds less principal payments of $44,628

Contractual Obligations and Off-Balance Sheet Arrangements.

We have certain fixed contractual obligations and commitments.  The table below summarizes our contractual obligations as of December 31, 2008 and for the future periods identified.  The development of our franchise program, changes in our business needs and other factors may result in our incurring significant future obligations which would impact our cash and liquidity position and requirements.  We cannot provide certainty regarding the timing and amounts of payments.

Payments Due By Period
Contractual Cash Obligations	Total	Less than One Year	1-3 Years	3-5 Years	After 5 Years
Capital Leases (1)	$53,295	$18,647	$34,648	$-0-	$-0-
Operating Leases (2)	$237,762	$104,280	$133,482	$-0-	$-0-
Total Contractual Cash Obligations	$291,057	$122,927	$168,130	$-0-	$-0-

(1)	Capital Leases – Represents amounts due under purchase contracts for vehicles and equipment with interest rates varying from 4.9% to 6.9%.
(2)	Operating Leases - TVFC leases its 10,000 square foot facility under a non-cancelable lease arrangement that expires in March 2011. The lease is guaranteed by one of the TVFC’s stockholders.
(3)	TVFC has available to it a $100,000 line of credit. Borrowings under the line of credit totaled $52,000 as of March 27, 2009. The interest rate is prime plus 3 percentage points.

We are not party to any off-balance sheet arrangements.

Quantitative and Qualitative Disclosures About Market Risk

We do not use derivative financial instruments in our investment portfolio and have no foreign exchange contracts.  Our financial instruments consist of cash and cash equivalents, trade accounts receivable and accounts payable.

Recent Accounting Pronouncements

In February 2007, the FASB issued Statement of Financial Standards No. 159, “The Fair Value for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115”.  This statement permits entities to choose to measure many financial instruments and certain other items at fair value.

The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments, and is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 17, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, “Fair Value Measurements”.  No entity is permitted to apply the Statement retrospectively to fiscal years preceding the effective date unless the entity chooses early adoption.  Early adoption of the standard is not expected to have a material effect on the Company’s results of operations or its financial position.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations (“SFAS 141R”).  SFAS 141R will significantly change the accounting for business combinations in a number of areas, including the treatment of contingent considerations, contingencies, acquisition costs, IPR&D and restructuring costs.    In additions, under SFAS 141R, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income tax expense.  SFAS 141R is effective for fiscal years beginning after December 15, 2008.  The Company has not yet determined the impact, if any, of SFAS 141R on its financial statements.

In December 2007, the FASB issued SFAS No. 160, “Non Controlling Interests in Financial Statements, an amendment of ARB No. 51”.  SFAS 160 will change the accounting and reporting of minority interests, which will be re-characterized as non-controlling interests (NCI) and classified as a component of equity.  This new consolidation method will significantly change the account with minority interest holders.  SFAS 160 is effective for fiscal years beginning after December 15, 2008.  The Company has not yet determined the impact, if any, of SFAS 160 on its financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The information to be furnished under this Item 7A is not required of small reporting issuers.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Vinyl Products, Inc. (f/k/a Red Oak Concepts, Inc.):

We have audited the accompanying consolidated balance sheets of Vinyl Products, Inc. (f/k/a Red Oak Concepts, Inc.) as of December 31, 2008 and 2007, and the related statements of operations, shareholders’ equity, income, and cash flows for each of the years in the two-year period ended December 31, 2008. Vinyl Products, Inc.’s management is responsible for these financial statements. My responsibility is to express an opinion on these financial statements based on my audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vinyl Products, Inc. (f/k/a Red Oak Concepts, Inc.) as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

Traci J. Anderson, CPA
Huntersville, NC

February 27, 2009

VINYL PRODUCTS, INC. (f/k/a RED OAK CONCEPTS, INC.)
CONSOLIDATED BALANCE SHEETS
December 31, 2008 and 2007

	2008	2007
ASSETS
CURRENT ASSETS:
Cash and Cash Equivalents	$114,901	$134,251
Accounts Receivable	57,575	68,947
Receivable from Shareholders	-	152,000
Stock Receivable	5,000	-
Inventory	156,865	136,671
Prepaid Expenses	47,451	31,843
Total Current Assets	381,792	523,712
PROPERTY AND EQUIPMENT:
Property and Equipment	429,255	386,946
Less Accumulated Depreciation	148,084	99,539
Net Property and Equipment	281,171	287,407
OTHER ASSETS:
Security Deposits	8,690	8,690
Total Other Assets	8,690	8,690
TOTAL ASSETS	$671,653	$819,809
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Current Portion of Long-Term Liabilities	$18,646	$23,716
Note Payable to Shareholder	-	29,900
Accounts Payable and Accruals	255,401	139,212
Customer Deposits	161,658	182,570
Income Taxes Payable	-	9,732
Total Current Liabilities	435,705	385,130
LONG-TERM LIABILITIES:
Vehicle and Installment Purchase Contracts	48,824	68,780
Less Current Portion Shown Above	18,646	23,716
Net Long-Term Liabilities	30,178	45,064
Total Liabilities	465,883	430,194
SHAREHOLDERS' EQUITY:
Preferred Stock ($.0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding at December 31, 2008)	-	-
Common Stock ($0.0001 par value; 100,000,000 shares authorized; 22,859,000 shares issued and outstanding at December 31, 2008)	2,286	2,280
Paid in Capital	90,814	(180)
Retained Earnings	112,670	387,515
Total Shareholders' Equity	205,770	389,615
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$671,653	$819,809

The accompanying notes are an integral part of these financial statements.

VINYL PRODUCTS, INC. (f/k/a RED OAK CONCEPTS, INC.)
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2008 and 2007

	2008	2007

Income	$4,157,860	$3,933,212

Cost of Goods Sold:
Labor	806,356	687,116
Materials	1,278,524	1,137,187
Other	40,374	38,585
Total Cost of Goods Sold	2,125,254	1,862,888
Gross Profit	2,032,606	2,070,324

Expenses:
Advertising and Marketing	196,660	186,012
Selling, General, and Administrative	401,775	362,321
Payroll Expense	984,605	646,918
Professional Fees	199,933	110,267
Rent Expense	103,790	100,870
Total Expenses	1,886,763	1,406,388

Net Operating Income	145,843	663,936

Other Income (Expense):
Interest Income	6,585	2,972
Interest Expense	(47,273)	(21,987)
Net Other Income (Expense)	(40,688)	(19,015)

Income Before Income Taxes	105,155	644,921

Income Taxes	(50,000)	(9,732)

Net Income	$55,155	$635,189

Basic and fully diluted earnings per share	$0.00	$0.03

Weighted average shares outstanding — basic	22,805,981	22,800,000

Weighted average shares outstanding — diluted	22,842,105	22,800,000

The accompanying notes are an integral part of these financial statements.

VINYL PRODUCTS, INC. (f/k/a RED OAK CONCEPTS, INC.)
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
For the Years Ended December 31, 2008 and 2007

	Preferred Stock		Common Stock		Paid-in	Retained
	Shares	Stock	Shares	Stock	Capital	Earnings
Balances, December 31, 2006	-	$-	2,000	$2,000	$-	$159,326

Shareholder Distributions	-	-	-	-	-	(407,000)

Reverse Merger	-	-	22,798,000	280	(180)	-

Net Income for the year	-	-	-	-	-	635,189

Balances, December 31, 2007	-	$-	22,800,000	$2,280	$(180)	$387,515

Issuance of Common Stock	-	-	59,000	6	61,094	-

Contribution of Capital	-	-	-	-	29,900	-

Shareholder Distributions	-	-	-	-	-	(330,000)

Net Income for the year	-	-	-	-	-	55,155

Balances, December 31, 2008	-	$-	22,859,000	$2,286	$90,814	$112,670

The accompanying notes are an integral part of these financial statements.

VINYL PRODUCTS, INC. (f/k/a RED OAK CONCEPTS, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2008 and 2007

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$55,155	$635,189
Adjustments to Reconcile Net Income to Cash Provided by Operating Activities:
Depreciation	48,545	36,101
Changes in Assets and Liabilities:
Decrease (Increase) in Accounts Receivable	11,372	(29,391)
Decrease (Increase) in Inventory	(20,194)	(42,605)
Decrease (Increase) in Prepaid Expenses	(15,608)	(27,715)

Increase (Decrease) in Accounts Payable & Accrued Expenses	136,509	16,230
Increase (Decrease) in Customer Deposits	(20,912)	(20,569)
Increase (Decrease) in Credit Card Balances	(20,320)	22,343
Increase (Decrease) in Income Taxes Payable	(9,732)	9,732
Net Cash Provided by (Used in) Operating Activities	164,815	599,315
CASH FLOWS FROM INVESTING ACTIVITIES
Vehicle Purchases	-	(53,064)
Leasehold Improvements	(36,494)	(13,552)
Machinery and Equipment Purchases	3,813	(45,721)
Office and Computer Equipment Purchases	(9,628)	(8,032)
Decrease in Receivable from Shareholders	152,000	-
Net Cash Provided by (Used in) Investing Activities	109,691	(120,369)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of Common Stock	61,100	100
Contribution of Capital	29,900	-
Line of Credit Payments	-	(17,945)
Vehicle Loan Proceeds, Net of Principal Payments	(15,168)	29,460
Issuance of Stock Receivable	(5,000)	-
Note Payable Principal Payments	(4,789)	(5,706)
Increase (Decrease) in Note Payable to Shareholder	(29,900)	29,900
Dividends Paid	(330,000)	(407,000)
Net Cash Provided by (Used in) Financing Activities	(293,857)	(371,191)

NET CASH INCREASE FOR THE PERIOD	(19,351)	107,755

CASH AT THE BEGINNING OF THE YEAR	134,252	26,496

CASH AT END OF THE YEAR	$114,901	$134,251

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
INTEREST	$44,881	$21,988
TAXES	$68,532	$-

The accompanying notes are an integral part of these financial statements.

VINYL PRODUCTS, INC.
Notes to Consolidated Financial Statements
For the Year Ended December 31, 2008

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization – Vinyl Products, Inc. (“the Company”) was incorporated in the State of Delaware on May 24, 2007 under the name Red Oak Concepts, Inc. to serve as a vehicle for a business combination through a merger, capital stock exchange, asset acquisition or other similar business combination.  The Company filed a registration statement on Form 10 under the Securities Exchange Act of 1934, as amended, to register its class of common stock on September 15, 2007 that was effective as of November 14, 2007.  On December 4, 2007, the Company changed its jurisdiction of domicile by merging with a Nevada corporation titled Red Oak Concepts, Inc.

On November 21, 2008, the Company changed its name to Vinyl Products, Inc. in connection with a reverse acquisition transaction with The Vinyl Fence Company, Inc. (“TVFC”), a California corporation.

On November 20, 2008, the Company entered into a Share Exchange Agreement (the “Exchange Agreement”) with The Vinyl Fence Company, Inc. (“TVFC”), a company incorporated under the laws of the State of California.  Pursuant to the terms of the Exchange Agreement, the Company acquired all of the outstanding capital stock of TVFC from the TVFC shareholders in exchange for 22,100,000 shares of the Company’s common stock.  Because the acquisition is treated as a reverse acquisition, the financial statements of the Company have been retroactively adjusted to reflect the acquisition from the beginning of the reported periods. The stock exchange transaction has been accounted as a reverse acquisition and recapitalization of the Company whereby TVFC is deemed to be the accounting acquirer (legal acquiree) and the Company to be the accounting acquiree (legal acquirer).  The basis of the assets, liabilities and retained earnings of TVFC has been carried over in the recapitalization, and earnings per share have been retroactively restated to reflect the reverse acquisition.

Pursuant to the Exchange Agreement, on November 21, 2008, the Company filed a Certificate of Amendment to its Articles of Incorporation with the Secretary of State for the State of Nevada to change its corporate name to “Vinyl Products, Inc.” to better reflect its business.

Business Activity — The Vinyl Fence Company, Inc. designs, fabricates and installs fencing, patio covers, gates and railing made of co-extruded vinyl from its location in Santa Ana, California.  The Company operates in one reportable segment, the domestic vinyl products industry.

Cash and Cash Equivalents — The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.  The Company routinely has deposits at a financial institution that exceed federal depository insurance coverage.  Management believes that maintaining the deposits at a large reputable institution mitigates risks associated with these excess deposits.

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Management’s Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates.

Revenue Recognition — Customer deposits are recorded as a current liability when received.  Under California law, the customer has three days in which to cancel the contract.  Revenues are recognized when the installations of the products are complete.
The related cost of goods sold includes materials, installation labor, and miscellaneous other costs.

Comprehensive Income – The Company adopted Financial Accounting Standards Board Statement of Financial Accounting Standards (SFAS) No. 130, “Reporting Comprehensive Income”, which establishes standards for the reporting and display of comprehensive income and its components in the financial statements.  There were no items of comprehensive income applicable to the Company during the periods covered in the financial statements.

Advertising and Marketing Expense — The Company expenses all advertising and marketing costs as incurred.  Advertising and marketing expense was $196,660 in the year ended December 31, 2008, and $186,012 in the year ended December 31, 2007.

Income Taxes — Prior to 2008, the Company had elected to be taxed as a Subchapter S corporation, and as such the net income of the Company was passed through to the Company’s two shareholders.  The Company is now a Subchapter C corporation and is subject to Federal and State income taxes.  See Note E.

Fair Value of Financial Instruments — The carrying value of cash and cash equivalents, accounts receivables, accounts payable and accrued expenses approximate their fair value based on the short-term nature of these accounts.  Long-term debt obligations bear fixed interest rates, and their fair value was estimated using a discounted cash flow analysis based on the Company’s current incremental borrowing rate for similar types of borrowing arrangements.  The estimated fair value of the Company’s long-term debt obligations approximates the fair value at December 31, 2008 and 2007.

Accounts Receivable — The Company sells to individual homeowners and homeowner associations.  Accounts receivable are minimized by requiring a 50% down payment at the time a sales agreement is signed, and the balance at completion of installation.  Bad debt losses are recorded as incurred.  Bad debt expense was $13,049 in 2008 and $6,801 in 2007.  Accounts receivable were $57,575 at December 31, 2008.

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Inventory — Inventory is stated at the lower of average cost or market value.  Inventory consists of raw materials (approximately 80%) and fabricated materials awaiting installation (approximately 20%).

Impairment of Long-Lived Assets – Using the guidance of Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company reviews the carrying value of property, plant, and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition, and other economic factors.

Property and Equipment — Property and equipment are carried at cost, net of accumulated depreciation.  Depreciation is computed using the straight-line method over the following estimated useful lives:

Vehicles	2 – 7 years
Furniture and Fixtures	7 – 15 years
Machinery and Equipment	5 – 15 years
Office and Computer Equipment	3 – 20 years
Signs	7 years

Leasehold improvements are classified as property and equipment and are amortized using the straight-line method over 15 years and 39 years.  When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in operations for the period.  The cost of maintenance and repairs is charged to operations as incurred.  Significant renewals and betterments are capitalized.  Depreciation expense was $48,545 in 2008 and $36,101 in 2007.

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Recent Accounting Pronouncements – In February 2007, the FASB issued Statement of Financial Standards No. 159, “The Fair Value for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115”.  This statement permits entities to choose to measure many financial instruments and certain other items at fair value.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting at fair value.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments, and is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 17, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, “Fair Value Measurements”.  No entity is permitted to apply the Statement retrospectively to fiscal years preceding the effective date unless the entity chooses early adoption.  Early adoption of the standard is not expected to have a material effect on the Company’s results of operations or its financial position.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations (“SFAS 141R”).  SFAS 141R will significantly change the accounting for business combinations in a number of areas, including the treatment of contingent considerations, contingencies, acquisition costs, IPR&D and restructuring costs.    In additions, under SFAS 141R, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income tax expense.  SFAS 141R is effective for fiscal years beginning after December 15, 2008.  The Company has not yet determined the impact, if any, of SFAS 141R on its financial statements.

In December 2007, the FASB issued SFAS No. 160, “Non Controlling Interests in Financial Statements, an amendment of ARB No. 51”.  SFAS 160 will change the accounting and reporting of minority interests, which will be re-characterized as non-controlling interests (NCI) and classified as a component of equity.  This new consolidation method will significantly change the account with minority interest holders.  SFAS 160 is effective for fiscal years beginning after December 15, 2008.  The Company has not yet determined the impact, if any, of SFAS 160 on its financial statements.

NOTE B – SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the year ended December 31, 2008 are summarized as follows:

Cash paid during the period for interest and income taxes:

Interest	$44,881
Income Taxes	$68,532

NOTE C – COMMITMENTS/LEASES

The Company leases its 10,000 square foot facility under a non-cancellable lease arrangement that expires on March 31, 2009.  The lease is guaranteed by one of the Company’s shareholders.  The Company intends to renew the lease for a two-year period at the current rental rate, with an option to renew for an additional two-year period.  Future minimum payments under the current operating lease and the planned operating lease are $104,280 in 2009, $104, 280 in 2010, and $26,070 in 2011.

The Company has an available $100,000 line of credit which it opened in January 2006.  Borrowings under the line of credit were paid off in 2007.  The interest rate is prime plus 3 percentage points.  See Note K.

NOTE D — LONG-TERM DEBT OBLIGATIONS

The Company acquired four vehicles under installment sales contracts with interest rates varying from 4.9% to 6.9%.  The Company also acquired equipment under a capital lease agreement with interest at 4.9%.  Future payments under these agreements are as follows:

2009	$18,647
2010	$18,647
2011	$12,739
2012	$3,261

NOTE E – INCOME TAXES

Prior to 2008, the Company had elected to be taxed as a Subchapter S corporation, and as such the net income of the Company was passed through to the Company’s two shareholders.  The Company is now a Subchapter C corporation and is subject to Federal and State income taxes.

 Income tax expense for the year ended December 31, 2008 is as follows:

Federal	$38,000
California	$12,000

NOTE F – NET INCOME PER COMMON SHARE

The Company’s reconciliation of the numerators and denominators of the basic and fully diluted income per share is as follows for the years ended December 31, 2007 and 2008:

	For the Year Ended December 30, 2007
	Income	Shares		Per-Share
	(Numerator)	(Denominator)		Amount
Net Income	$635,189
Basic EPS
Income available to Common shareholders	$635,189	22,800,000		$.03
			(A)
Effect of Dilutive Securities
Stock Options		-0-

Diluted EPS
Income available to Common shareholders	$635,189	22,800,000		$.03

	For the Year Ended December 31, 2008
	Income	Shares		Per-Share
	(Numerator)	(Denominator)		Amount
Net Income	$55,155
Basic EPS
Income available to Common shareholders	$55,155	22,805,981		$.00
			(A)
Effect of Dilutive Securities
Stock Options		36,128

Diluted EPS
Income available to Common shareholders	$55,155	22,842,109		$.00

(A)	See Note A.

NOTE G – EMPLOYEE STOCK OPTION PLAN

On September 24, 2008, the Company granted stock options to employees to purchase 133,800 shares of common stock at $.50 a share.  Three employees subsequently left the Company and their options for 600 shares were terminated.  The options expire on September 23, 2009.  As of February 28, 2009, options to purchase 4,200 shares had been exercised.

NOTE H – THEFT LOSS

In connection with the preparation of unaudited financial statements for the quarter ended September 30, 2008, management of TVFC became aware of accounting irregularities that resulted in being unable account for approximately $200,000 of inventory that TVFC had purchased that was not the subject of corresponding sales orders.  During the course of TVFC's preliminary investigation of the matter, management discovered that certain employees were committing fraud against the company by stealing inventory and reselling it pursuant to fraudulent sales orders that were never submitted to the company.  These employees were retaining the sale price of the inventory and, in some cases, using company employees to fabricate and install the products on company time using company vehicles.

NOTE H – THEFT LOSS (CONTINUED)

During the last quarter of 2008, management believed that it had identified most if not all of the perpetrators of the fraud, and some of the instances in which inventory was stolen and the jobs to which the inventory was allocated. The fraud extended not only to the loss of the inventory and man hours for the labor associated with the jobs at which the inventory was applied, but also some degree of lost income that TVFC might have recognized if it had completed the jobs.  However, since the sales prices for these fraudulent jobs were substantially below TVFC’s normal sales prices, management believes that it would not have been able to obtain many of these fraudulent sales as company sales.

Management has taken what it believes to be appropriate action to address the material weaknesses in internal control over financial reporting, including terminating three employees, making other personnel changes, and implementing improved physical and documentary controls and procedures.  However, management does not expect that its disclosure controls and procedures or internal control over financial reporting will prevent all errors or all instances of fraud in the future.  A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Inherent limitations in all control systems include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple errors or mistakes.  Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls.  The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and any design may not succeed in achieving its stated goals under all potential future conditions.

On December 5, 2008, one of the terminated employees referred to above filed a complaint in Superior Court against the company and its principals.  The complaint alleges (i) unlawful non-payment of wages, (ii) breach of implied covenant of good faith and fair dealing, (iii) failure to pay earned wages upon separation, (iv) defamation, and (v) wrongful discharge.  The employee is seeking compensatory damages, attorneys' fees, punitive damages and equitable relief but has made no specific monetary demand for damages.  On January 5, 2009, company counsel filed a demurrer requesting that the court dismiss most of the claims because they are deficient as a matter of law.

Management believes that the ultimate resolution of this matter will not have a material adverse effect on the financial statements.

NOTE I – EQUITY

Common Shares

The Company is authorized to issue 100,000,000 shares of $.0001 par value common stock, and as of December 31, 2008, the Company had 22,859,000 shares outstanding.  During 2008 and 2007, the Company issued the following shares of common stock:

During 2008, the Company issued 59,000 shares for cash in the amount of $59,000 ($1.00 per share).

During 2007, the Company issued 22,700,000 as a result of the reverse merger (see Note A).

NOTE I – EQUITY (CONTINUED)

Preferred Shares

The Company is authorized to issue 10,000,000 shares of $.0001 par value preferred stock.  As of December 31, 2008, the Company had no preferred shares outstanding.  During 2008 and 2007, the Company did not issue any shares of preferred stock.

NOTE J – STOCK RECEIVABLE

The Company had $5,000 in Stock Receivable which represents stock that was purchased in 2008 and paid for in February 2009.

NOTE K – SUBSEQUENT EVENTS

In 2009, the Company drew down $52,000 under its line of credit (see Note C).

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

There are not and have not been any disagreements between the Company and our independent accountants on any matter of accounting principles, practices or financial statement disclosure.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We are required to maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our President, who also is our Principal Executive Officer (PEO), and Chief Financial Officer (CFO) as appropriate, to allow timely decisions regarding required disclosure.

In connection with the preparation of this annual report on Form 10-K for the year ended December 31, 2008, management, under the supervision of the PEO and CFO, conducted an evaluation of the Company's disclosure controls and procedures.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control systems are met.  In the course of conducting the evaluation of our disclosure controls and procedures, we accorded special attention to operational irregularities that caused our financial results to fall short of management's expectations during the quarter ended September 30, 2008.  Based on that evaluation, the PEO and CFO concluded that the Company’s disclosure controls and procedures were not effective at a reasonable assurance level as of December 31, 2008 due to the material weaknesses discussed below.  Promptly after detecting and analyzing the weaknesses, we took assertive action to remediate the weaknesses and our PEO and CFO believe that, as of the filing date of this Form 10-K, the Company’s disclosure controls and procedures are effective.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control structure and procedures over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e)) under the Exchange Act.  Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008.  Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations.  Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures.  Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness in internal control over financial reporting is defined by the Public Company Accounting Oversight Board’s Audit Standard No. 5 as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.  A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the Company's financial reporting.

Management of our now wholly-owned subsidiary, TVFC, became aware of certain accounting irregularities in the course of its review of monthly financial operations reports for the month ended September 30, 2008 that demonstrated a significant decline in TVFC's gross profit percentage over the previous several months and that the profit percentage was not in line with management's expectations.  In an itemized review of the monthly financial information for the several prior quarters, management of TVFC was unable to account for approximately $200,000 of inventory that TVFC had purchased that was not the subject of corresponding sales orders.  During the course of management's preliminary investigation of the matter upon the conclusion of the quarter, it discovered that certain employees were committing fraud against TVFC by stealing inventory and reselling it pursuant to fraudulent sales orders that were never submitted to TVFC.  These employees were retaining the sale price of the inventory and, in some cases, using TVFC's employees to fabricate and install the products on TVFC's time using its equipment and vehicles.

We reported the loss resulting from the theft of inventory in our unaudited consolidated financial statements for the quarter ended September 30, 2008, as filed with the SEC in a Current Report on Form 8-K on November 26, 2008, and the numerical information included in those financial statements is accurate.  However, the notes to the financial statements did not discuss the theft or provide an explanation for the declining financial performance, as we continued to investigate the circumstances surrounding the incidents.  Moreover, the management's discussion and analysis portion of the November 26, 2008 Current Report made reference only to a decline in our gross profit resulting from personnel problems in our fabricating and installation departments but did not address material weaknesses in our disclosure controls and procedures.  Rather, the discussion noted that we addressed these issues by re-defining the roles of our staff responsible for fabrication and installation and by restructuring our work force.

In connection with management's investigation of the unaccounted for inventory, we identified the following material weaknesses to our internal control over financial reporting:

•	Entity Level Controls:

The Company failed to develop and maintain a Company-wide anti-fraud program over the initiating and processing of financial transactions, as well as other Company-wide procedures which may have an impact on internal controls over financial reporting.

•	Inventory and Labor Utilization Control:

Senior management failed to maintain sufficient oversight over inventory usage and labor utilization. As an example, this lack of proper oversight allowed certain trusted employees to fabricate, ship and install products for fraudulent jobs.

Because of the material weaknesses, the PEO and CFO concluded that the Company did not maintain effective internal control over financial reporting at a reasonable assurance level as of December 31, 2008.

Management has taken what it believes to be appropriate action to address these material weaknesses in our internal control over financial reporting, including making personnel changes and implementing physical and documentary controls and procedures that we believe will prevent instances of theft of inventory and related losses from occurring in the future.

The remediation of the material weaknesses described has been among our highest priorities.  Our board of directors (which serves as our audit committee) will continually assess the progress and sufficiency of these initiatives and make adjustments as and when necessary.  As of the date of this report, our management believes that our efforts adequately remediate the material weaknesses in internal control over financial reporting described above.  However, our management does not expect that our disclosure controls and procedures or internal control over financial reporting will prevent all errors or all instances of fraud in the future.  A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met.  Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control gaps and instances of fraud have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes.  Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls.  The design of any system of controls is based in part upon certain assumptions about the likelihood of future events and any design may not succeed in achieving its stated goals under all potential future conditions.

Except as disclosed above, there were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth certain information about our directors and executive officers:

Name	Age	Position
Gordon Knott	49	President and Director
Garabed Khatchoyan	44	Secretary and Director
Douglas Wells	68	Chief Financial Officer

The Company's directors are elected to hold office until the next annual meeting of stockholders and until their respective successors have been elected and qualified.  The Company's officers serve at the pleasure of the board of directors.

Set forth below is biographical information concerning our directors and executive officers for at least the past five years.

Gordon Knott has served as a member of our board of directors and our president since our inception.  Mr. Knott has in excess of twenty years of sales and sales management experience in the telecommunications industry servicing large national accounts.  From 2000 to 2003 he was a senior account manager for CopperCom, Inc., a leading manufacturer and designer of a full suite of telecommunications products for the access network.  As a national account representative, he was responsible for, among other things, sales of a broad line of products in California and Hawaii, capturing a significant opportunity with a wide range of hotels in Anaheim to provide all voice, Internet and video.  From 1994 to 2000, he served as a national account manager for Convergent Communications / TIE Comm. Inc., a provider of data and telephone networking systems located in Irvine, California where he was responsible for sales in the company's western region and establishing new national accounts, among other things

Garabed (Gary) Khatchoyan served as a member of our board of directors and our corporate secretary since our inception.  Gary has over 20 years experience in sales, business management and production management in the vinyl fence industry and can handle virtually any issue that arises in our business.  From 1996 to 2002, he was associated with Quality Vinyl Products, a licensed fence contractor located in North Hollywood, California, where he was responsible for sales and marketing and training of fabrication and sales staff.  Prior thereto has served in a variety of sales and marketing positions in Southern California.

Douglas Wells has served as the Chief Financial Officer of the Company since September 1, 2008.  Since 2007, he has been the president and sole shareholder of CFO Services, Inc., a consulting firm that provides business advice and CFO-type services to several companies.  From 2004 to August 2008,  he was employed by Avitus Group, a professional employer organization, and provided CFO-type services to small business companies, including our Company.  From 2001 to 2004, he was chief financial officer of Vital Imaging, Inc., which had eight medical imaging centers in the western U.S.  From 1999 to 2001, he served as the chief financial officer of Care Network, Inc., a managed care company that provided workers compensation medical management services to other businesses.  Prior to 1999, he served in various executive capacities with a number of companies.  Mr. Wells was an audit partner with Arthur Andersen where he was in charge of its healthcare practice in Southern California.  Mr. Wells is a Certified Public Accountant.  Mr. Wells will not devote his full time to the business of the Company.

Board Committees

The board of directors has responsibility for establishing broad corporate policies and reviewing our overall performance rather than day-to-day operations.  The primary responsibility of our board of directors is to oversee the general direction and management of our Company and, in doing so, serve the best interests of the Company and our stockholders.  The board of directors selects, evaluates and provides for the succession of executive officers and, subject to stockholder election, directors.  It reviews and approves corporate objectives and strategies, and evaluates significant policies and proposed major commitments of corporate resources.  Our board of directors also participates in decisions that have a potential major economic impact on our Company.  Management keeps the directors informed of Company activity through regular communication.

The board of directors is currently composed of 2 people. All board action requires the approval of a majority of the directors in attendance at a meeting at which a quorum is present.  We will increase the size of our board of directors as we deem necessary to accommodate the growth of our business.

Board Determination of Independence

As of the date hereof, the Company has not adopted a standard of independence nor does it have a policy with respect to independence requirements for its Board members or that a majority of its board be comprised of "independent directors."  As of the date hereof, none of our directors would qualify as "independent" under any recognized standards of independence.

Board of Directors Committees

We do not currently have a standing audit, nominating or compensation committee of the board of directors, or any committee performing similar functions.  Our board of directors performs the functions of audit, nominating and compensation committees.  As of the date of this report, no member of our board of directors qualifies as an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K promulgated under the Securities Act of 1933, as amended.  Since the board of directors currently consists of two members, it does not believe that establishing separate audit, nominating or compensation committees are necessary for effective governance.

The Board will consider establishing independent committees of the board as and when we expand the board.

Stockholder Communications

We do not presently provide a process for security holders to send communications to the board of directors.  We expect to adopt a process for security holders to send communications to the board of directors prior to the call of the Company's next annual meeting of stockholders.  We will disclose the stockholder communication process we adopt in the proxy statement we will mail to all stockholders prior to the next annual stockholders meeting.

Code of Ethics

We have adopted a Code of Ethics that applies to our principal executive officers and principal financial officer (or persons performing similar functions) that is designed to comply with Item 406 of Regulation S-K.  A copy of our Code of Ethics will also be furnished, without charge, in print to any person who requests such copy by writing to the Company’s Secretary at: Vinyl Products, Inc., 2210 South Ritchey Street, Santa Ana, California 92705.

Item 11. Executive Compensation.

Executive Compensation

The following table shows information concerning all compensation paid for services to the Company in all capacities during the year ended December 31, 2008 or accrued within the current fiscal year as to the principal executive officer, principal financial officer, and each person whose total annual salary and bonus exceeded $100,000 at the end of the last fiscal year (the “Named Executive Officers”):

Summary Compensation Table
Name (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f) (1)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)		Total ($)

Gordon Knott,	2008	$60,000	$45,500	-	-	-	-	$186,615	(1)	$291,615
President and Director	2007	$60,000	-	-	-	-	-	$218,335	(2)(3)	$278,335
	2006	$57,692	-	-	-	-	-	$165,835	(2)(3)	$223,527
Garabed Khatchoyan,	2008	$60,000	$45,500	-	-	-	-	$188,188	(4)	$293,688
Secretary and Director	2007	$60,000	-	-	-	-	-	$210,100	(2)(5)	$280,100
	2006	$57,692	-	-	-	-	-	$165,544	(2)(6)	$223,236
Douglas Wells,	2008	-	-	-	-	-	-	$20,000	(7)	$20,000
Chief Financial Officer	2007	-	-	-	-	-	-	-		-
	2006	-	-	-	-	-	-	-		-

1.
During 2008, Mr. Knot received the total additional compensation referenced in column i consisting of: $165,000 paid as dividends by TVFC prior to the share exchange, $5,800 toward a health savings account, $980 for tax return preparation and $14,835 for vehicle leases.

2.
Through 2007, TVFC elected to be treated as a Subchapter S corporation under the Internal Revenue Code of 1986, as amended (the "Code"), and the amounts paid by the Company to the persons named in the table in column i represent profits distributed to its sole shareholders.  As of January 1, 2008, the shareholders of TVFC revoked their intention to treat that company as an "S" corporation and TVFC is now treated as a "C" corporation under the Code.  During 2007, Mr. Knott received a distribution from TVFC of $203,500 and Mr. Khatchoyan received a distribution from TVFC of $203,500.  During 2006, Mr. Knott received a distribution from TVFC of $161,000 and Mr. Khatchoyan received a distribution from TVFC of $161,000.

3.	Includes $14,835 in both 2007 and 2006 for automobile allowance.
4.
During 2008, Mr. Khatchoyan received the total additional compensation referenced in column i consisting of: $165,000 paid as dividends by TVFC prior to the share exchange, $5,800 toward a health savings account and $17,388 for vehicle leases.

5.	Includes $16,600 paid as an automobile allowance.
6.	Includes $14,544 paid as an automobile allowance.
7.	Payments to CFO Services, Inc., which is wholly owned by Douglas E. Wells.

Employment Contracts

We are not party to any employment agreements.

Other Compensatory Arrangements

We do not currently have any stock option, incentive, equity, non-equity or compensatory plans in place.  We may adopt such plans when and if our board of directors deems them appropriate and will present any such plan adopted by our board for approval by our stockholders at the next annual meeting after the adoption thereof.

Outstanding Equity Awards at Fiscal Year-End

As of December 31, 2008, we had not approved any equity compensation plans and no awards of any kind were outstanding.  None of our executive officers has ever received any equity awards, including, options, restricted stock or other equity incentives.

Compensation of Directors

During the 2007 and 2008 fiscal years, no member of our board of directors received any compensation solely for service as a director. We do not have any non-employee directors at this time and we have not adopted a policy for compensating or reimbursing non-employee directors that may join our board of directors.

We are not party to any compensation arrangement with any of our directors nor have we entered into any specific indemnification agreements with any member of our board, though our Articles of Incorporation and bylaws provide that we are required to indemnify our directors and officers to the fullest extent permitted by Nevada law, as described below.

Indemnification of Directors and Officers

Our articles of incorporation provide for the indemnification of our directors, officers, employees and agents to the fullest extent permitted by the laws of the State of Nevada.  Section 78.7502 of the Nevada Revised Statutes permits a corporation to indemnify any of its directors, officers, employees or agents against expenses actually and reasonably incurred by such person in connection with any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative (except for an action by or in right of the corporation), by reason of the fact that such person is or was a director, officer, employee or agent of the corporation, provided that it is determined that such person acted in good faith and in a manner which he reasonably believed to be in, or not opposed to, the best interests of the corporation and, with respect to any criminal action or proceeding, had no reasonable cause to believe his conduct was unlawful.

Section 78.751 of the Nevada Revised Statutes requires that the determination that indemnification is proper in a specific case must be made by (a) the stockholders, (b) the board of directors by majority vote of a quorum consisting of directors who were not parties to the action, suit or proceeding or (c) independent legal counsel in a written opinion (i) if a majority vote of a quorum consisting of disinterested directors is not possible or (ii) if such an opinion is requested by a quorum consisting of disinterested directors.

Our bylaws provide that: (a) no director shall be liable to the Company or any of its stockholders for monetary damages for breach of fiduciary duty as a director except with respect to (i) a breach of the director’s loyalty to the Company or its stockholders, (ii) acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, (iii) liability which may be specifically defined by law or (iv) a transaction from the director derived an improper personal benefit; and (b) the Company shall indemnify to the fullest extent permitted by law each person that such law grants to the Company power to indemnify.

Any amendment to or repeal of our articles of incorporation or by-laws shall not adversely affect any right or protection of any of our directors or officers for or with respect to any acts or omissions of such director or officer occurring prior to such amendment or repeal.

We may enter into indemnification agreements with each of our directors and officers that are, in some cases, broader than the specific indemnification provisions permitted by Nevada law, and that may provide additional procedural protection.  As of the date of this report, we have not entered into any indemnification agreements with our directors or officers, but may choose to do so in the future.  Such indemnification agreements may require us, among other things, to:

·	indemnify officers and directors against certain liabilities that may arise because of their status as officers or directors;
·	advance expenses, as incurred, to officers and directors in connection with a legal proceeding, subject to limited exceptions; or
·	obtain directors’ and officers’ insurance.

As described under the heading Legal Proceedings, our president and secretary have been named as defendants in a law suit brought by a former employee of the Company for wrongful termination.  Company counsel has filed a demurrer seeking to have all claims dismissed against these individuals.  We have determined that the conduct for which our executive officers are named as parties to the action was within the scope of the indemnification provisions of our articles of incorporation and bylaws.

We are permitted to apply for insurance on behalf of any director, officer, employee or other agent for liability arising out of his actions.

Disclosure of Commission Position on Indemnification for Securities Act Liabilities

Insofar as indemnification for liabilities arising under the Securities Act of 1933, as amended, may be permitted to our directors, officers and persons controlling us, we have been advised that it is the Securities and Exchange Commission’s opinion that such indemnification is against public policy as expressed in the Securities Act of 1933, as amended, and is, therefore, unenforceable.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information, as of March 30, 2009 with respect to the beneficial ownership of our outstanding common stock by (i) any holder of more than five (5%) percent; (ii) each of our executive officers and directors and (iii) our directors and executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  Securities that entitle a holder to acquire shares of common stock that are currently exercisable or exercisable within 60 days of March 30, 2009 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

The business address of the stockholders set forth below is c/o the Company, 2210 South Ritchey Street, Santa Ana, California 92705.

Holder	Number of Shares Beneficially Owned (2)	Percent of Class
Gordon Knott	10,000,000	43.49%
Garabed Khatchoyan	10,000,000	43.49%
Douglas Wells (1)	100,000	*
All directors and officers and as a group (3 persons)	20,100,000	87.42%
* Indicates less than one percent.

(1)	Mr. Wells owns these shares through The Wells Family Trust
(2)
Applicable percentage ownership is based on 22,863,200 shares of common stock outstanding as of March 30, 2009, together with securities exercisable or convertible into shares of common stock within 60 days of March 30, 2009 for each stockholder.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Related Party Loans

On March 15, 2007, Gordon Knott and Garabed Khatchoyan, directors and officers of the Company, each executed a promissory note in favor of TVFC entitling them to borrow up to $250,000 from TVFC.  The notes provided for interest at the rate of 5% per year and were due on March 15, 2009.  At March 15, 2008, Mr. Knott had borrowed the sum of $71,000 under the note, which had accrued interest equal to $740, and Mr. Khatchoyan had borrowed the sum of $81,000 under the note, which had accrued interest equal to $844.  At March 15, 2008, the parties converted all amounts due under the notes, including accrued interest, into salary and cancelled the promissory notes.

Related Party Transactions

Douglas Wells, our chief financial officer, was employed by Avitus Group and provided CFO-type services to a number of companies.  We utilized the services of Avitus Group from February 2006 through August 2008.  During our engagement, we paid Avitus Group fees of $125,000.  We discontinued utilizing these services when we engaged Mr. Wells to become our chief financial officer as of September 1, 2008.

 Promoters and Certain Control Persons

Except as set forth in our discussion above, none of our directors or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

Policies and Procedures for Review, Approval or Ratification of Transactions with Related Persons

We have not previously had a formal policy concerning transactions with related persons.  We are in the process of adopting a written related-person transactions policy that sets forth our policies and procedures regarding the identification, review, consideration and approval or ratification of “related-persons transactions.”  For purposes of our policy only, a “related-person transaction” will be a transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) in which we and any “related person” are participants involving an amount that exceeds $50,000.  Transactions involving compensation for services provided to us as an employee, director, consultant or similar capacity by a related person will not be covered by this policy.  A related person will be any executive officer, director or a holder of more than five percent of our common stock, including any of their immediate family members and any entity owned or controlled by such persons.

Under the policy, we expect that where a transaction has been identified as a related-person transaction, management must present information regarding the proposed related-person transaction to our board of directors for consideration and approval or ratification. The presentation will be expected to include a description of, among other things, the material facts, and the direct and indirect interests of the related persons, the benefits of the transaction to us and whether any alternative transactions are available. To identify related-person transactions in advance, we will rely on information supplied by our executive officers, directors and certain significant stockholders.  In considering related-person transactions, our board of directors will take into account the relevant available facts and circumstances including, but not limited to:

•	the risks, costs and benefits to us;
•	the impact on a director’s independence in the event the related person is a director, immediate family member of a director or an entity with which a director is affiliated;
•	the terms of the transaction;
•	the availability of other sources for comparable services or products; and
•	the terms available to or from, as the case may be, unrelated third parties or to or from our employees generally.

Under the policy, we expect that in the event a director has an interest in the proposed transaction, the director must excuse himself or herself form the deliberations and approval.  Our policy will require that, in determining whether to approve, ratify or reject a related-person transaction, our board of directors must consider, in light of known circumstances, whether the transaction is in, or is not inconsistent with, the best interests of our Company and our stockholders, as our board of directors determines in the good faith exercise of its discretion.

Director Independence.

The Company has not established its own definition for determining whether its directors and nominees for directors are “independent” nor has it adopted any other standard of independence employed by any national securities exchange or inter-dealer quotation system.

Item 14. Principal Accounting Fees and Services.

AUDIT FEES. The aggregate fees billed for professional services rendered by Traci J. Anderson, CPA for the audits of the Company's annual financial statements for the fiscal year ending on December 31, 2008 and the reviews of the financial statements included in the Company's Quarterly Reports on Form 10-Q for the fiscal year were $13,000.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)           Financial Statements

The following financial statements are filed as part of this report:

The audited consolidated financial statements of Vinyl Products, Inc. and the report of independent registered public accounting firm thereon are set forth under Part II, Item 8 of this report.

(b)           Exhibits.

The exhibits listed below are either included or incorporated by reference as indicated:

Exhibit No.	Exhibit Description
2.1#
Agreement and Plan of Merger October 10, 2007, among Red Oak Concepts, Inc., a Delaware corporation, Red Oak Concepts, Inc., a Nevada corporation, and the holders of all of the outstanding shares of common stock of each such corporation.

2.2*	Share Exchange Agreement dated November 20, 2008
3.1^	Certificate of Incorporation of Red Oak Concepts, Inc., a Delaware corporation.
3.2^	By-laws of Red Oak Concepts, Inc., a Delaware corporation.
3.3#	Articles of Incorporation of Red Oak Concepts, Inc., a Nevada corporation.
3.4#	By-laws of Red Oak Concepts, Inc., a Nevada corporation.
3.5*	Certificate of Amendment to Articles of Incorporation of Red Oak Concepts, Inc.
4.1#	Specimen common stock certificate of Vinyl Products, Inc.
4.2*	Form of Option Agreement issued by The Vinyl Fence Company, Inc., the obligations of which were assumed by the registrant pursuant to the Share Exchange Agreement.
4.3*
Registration Rights Agreement dated November 20, 2008 among the registrant and the recipients of the common stock received pursuant to the Share Exchange Agreement filed as Exhibit 2.1 hereto, the holders of the registrant's common stock immediately prior to the closing of the Share Exchange Agreement, the holders of certain options assumed by the registrant under the Share Exchange Agreement and the purchasers of shares of common stock in the registrant's private placement completed on November 24, 2008.

4.4*	Lock Up/Leak Out Agreement dated November 20, 2008 between the registrant and each of Susan D. Zachmann, Katherine Daniels and Barbara Deadwiley.

4.5*	Form of Lock Up/Leak Out dated November 20, 2008 between the registrant and each of Haber LLC, Themis LLC and Tailor Made Financial LLC.
4.6*	Form of Subscription Agreement between the Registrant and the purchasers in the private offering of securities completed on November 24, 2008.
4.7*	Registration Rights Agreement dated November 24, 2008 among the registrant and the purchasers of shares of common stock in the registrant's private placement completed on November 24, 2008.
10.1#	Form of demand promissory note dated June 17, 2007 executed by Red Oak Concepts, Inc. in favor each of Susan Zachmann and Katherine Daniels each in the principal amount of $14,950.
10.2*	Lease agreement between AGA Partners and The Vinyl Fence Company, Inc., a California corporation dated January 31, 2005.
10.3*	Fabricator Agreement dated November 11, 2003 between U.S. Polymers, Inc., and The Vinyl Fence Company, Inc. as amended and extended on August 29, 2008.
10.4†	Professional Employer Agreement dated June 23, 2005 between Better Business Systems, Inc. (now Avitus Group) and The Vinyl Fence Company, Inc.
10.5◊	Lease Renewal dated February 10, 2009 between AGA Partners and The Vinyl Fence Company, Inc.
14.1*	Code of Business and Ethical Conduct
31.1◊	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as Amended.
32.1◊	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
#	Incorporated by reference to the registrant's filing on Form 10-SB as filed with the Securities and Exchange Commission on August 15, 2007.
^	Incorporated by reference to the registrant's filing on Amendment No. 1 to Form 10-SB as filed with the Securities and Exchange Commission on September 4, 2007.
*	Incorporated by reference to the registrant's Current Report on Form 8K as filed with the Securities and Exchange Commission on November 26, 2008.
†	Incorporated by reference to the registrant's registration statement on Form S-1 as filed with the Securities and Exchange Commission on March 27, 2009.
◊           Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 31, 2009.

VINYL PRODUCTS, INC.

By:	/s/ Gordon Knott
Gordon Knott

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 31, 2009.

Signature	Title

/s/ Gordon Knott	President, Principal Executive Officer and Director
Gordon Knott

/s/ Douglas E. Wells	Chief Financial Officer and Principal Financial Officer
Douglas E. Wells

/s/ Garabed Khatchoyan	Secretary and Director
Garabed Khatchoyan