Form 10-Q
period 2009-03-31
VINYL PRODUCTS, INC.
filed 2009-05-15
CIK 1409014

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2009

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-52900

VINYL PRODUCTS, INC.
(Exact name of registrant as specified in its charter)

Nevada	26-0295367
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2210 South Ritchey Street, Santa Ana, California 92705
(Address of principal executive offices)

(714) 210-8888
(Registrant's telephone number)

(Former name, former address and former
fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒  Yes   ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☐ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☒Yes  ☐No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.☐  Yes   ☐  No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  At May 14, 2009 there were 22,863,200 shares of common stock outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

VINYL PRODUCTS, INC. (fka RED OAK CONCEPTS, INC.)
CONSOLIDATED BALANCE SHEET—UNAUDITED

	As of
	March 31, 2009	December 31, 2008
ASSETS
CURRENT ASSETS:
Cash and Cash Equivalents	$110,624	$114,901
Accounts Receivable	42,508	57,575
Stock Receivable	-	5,000
Inventory	105,822	156,865
Prepaid Expenses	55,461	47,451
Total Current Assets	314,415	381,792
PROPERTY AND EQUIPMENT:
Property and Equipment	429,254	429,255
Less Accumulated Depreciation	160,683	148,084
Net Property and Equipment	268,571	281,171
OTHER ASSETS:
Security Deposits	8,690	8,690
Total Other Assets	8,690	8,690
TOTAL ASSETS	$591,676	$671,653

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Current Portion of Long-Term Liabilities	$16,200	$18,646
Bank Line of Credit	51,266	-
Accounts Payable and Accruals	240,038	255,401
Customer Deposits	156,635	161,658
Income Taxes Payable	200	-
Total Current Liabilities	464,339	435,705
LONG-TERM LIABILITIES:
Vehicle and Installment Purchase Contracts	44,879	48,824
Less Current Portion Shown Above	16,200	18,646
Net Long-Term Liabilities	28,679	30,178

Total Liabilities	493,018	465,883
SHAREHOLDERS' EQUITY:
Preferred Stock ($.0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding at March 31, 2009 and December 31, 2008)	-	-
Common Stock ($0.0001 par value; 100,000,00 shares authorized; 22,859,000 shares issued and outstanding at March 31, 2009 and December 31, 2008)	2,286	2,286
Paid in Capital	92,914	90,814
Retained Earnings	3,458	112,670
Total Shareholders' Equity	98,658	205,770

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$591,676	$671,653

The accompanying unaudited notes are an integral part of these unaudited financial statements.

VINYL PRODUCTS, INC. (f/k/a RED OAK CONCEPTS, INC.)
CONSOLIDATED STATEMENTS OF OPERATIONS—UNAUDITED

	For the Three Months Ended
	March 31, 2009	March 31, 2008

Income	$684,508	$881,679

Cost of Goods Sold:
Labor	137,980	188,077
Materials	157,817	290,743
Other	7,291	6,838
Total Cost of Goods Sold	303,088	485,658

Gross Profit	381,420	396,021

Expenses:
Advertising and Marketing	34,740	38,187
Selling, General and Administrative	85,653	94,922
Payroll	252,146	314,201
Professional Fees	83,869	28,141
Rent	26,070	25,580
Total Expenses	482,478	501,031

Net Operating Income	(101,058)	(105,010)

Other Income (Expense):
Interest Income	257	1,583
Interest Expense	(8,211)	(6,431)
Total Other Income (Expense)	(7,954)	(4,848)

Income Before Income Taxes	(109,012)	(109,858)

Income Taxes	(200)	(200)

Net Income	$(109,212)	$(110,058)

Earnings per share:
Basic	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)

Weighted average shares outstanding - basic	22,861,753	22,800,000
Weighted average shares outstanding - diluted	22,946,320	22,800,000

The accompanying unaudited notes are an integral part of these unaudited financial statements.

VINYL PRODUCTS, INC. (f/k/a RED OAK CONCEPTS, INC.)
CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIT—UNAUDITED

	Preferred Stock		Common Stock		Paid-In	Retained
	Shares	Stock	Shares	Stock	Capital	Earnings

Balances, December 31, 2008	-	$-	22,859,000	$2,286	$90,814	$112,670

Issuance of Common Stock	-	-	4,200	-	2,100	-

Net Income/(Loss) for the Period	-	-	-	-	-	(109,212)

Balances, March 31, 2009	-	$-	22,863,200	$2,286	$92,914	$3,458

The accompanying unaudited notes are an integral part of these unaudited financial statements.

VINYL PRODUCTS, INC. (f/k/a RED OAKS CONCEPTS, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS—UNAUDITED

	For the three months ended
	March 31, 2009	March 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income/(Loss)	$(109,212)	$(110,058)
Adjustments to Reconcile Net Income to Net Cash Provided by Operations:
Depreciation	12,600	10,029
Changes in Assets and Liabilities:
Decrease (Increase) in Accounts Receivable	15,067	5,882
Decrease (Increase) in Inventory	51,042	(18,833)
Decrease (Increase) in Prepaid Expenses	(8,009)	14,757

Increase in Accounts Payable and Accrued Expenses	(3,784)	55,491
Decrease in Customer Deposits	(5,023)	42,314
Increase (Decrease) in Credit Card Balances	(11,579)	(22,985)
Increase (Decrease) in Income Taxes Payable	200	(9,532)
Net Cash Provided (Used) by Operating Activities	(58,698)	(32,935)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Fixed Assets	-	(1,796)
Net Cash Provided (Used) by Investing Activities	-	(1,796)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of Common Stock	2,100	2,100
Collection of Stock Receivable	5,000
Proceeds from Line of Credit Borrowings	51,266	-
Vehicle Loan Proceeds, net of Principal Payments	(3,944)	(5,286)
Increase (Decrease) in Note Payable to Shareholder	-	152,000
Dividends	-	(120,000)
Net Cash Provided by (Used in) Financing Activities	54,422	28,814

NET CASH INCREASE FOR THE PERIOD	(4,276)	(5,917)

Cash at Beginning of Period	114,900	134,252

CASH AT END OF PERIOD	$110,624	$128,335

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
INTEREST	$8,211	$6,431
TAXES	$-	$-

The accompanying unaudited notes are an integral part of these unaudited financial statements.

VINYL PRODUCTS, INC.
Notes to Unaudited Consolidated Financial Statements
For the Three Months Ended March 31, 2009

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization – Vinyl Products, Inc. (the “Company”) was incorporated in the State of Delaware on May 24, 2007 under the name Red Oak Concepts, Inc. to serve as a vehicle for a business combination through a merger, capital stock exchange, asset acquisition or other similar business combination.  The Company filed a registration statement on Form 10 under the Securities Exchange Act of 1934, as amended, to register its class of common stock on September 15, 2007 that was effective as of November 14, 2007.  On December 4, 2007, the Company changed its jurisdiction of domicile by merging with a Nevada corporation titled Red Oak Concepts, Inc.  On November 21, 2008, the Company changed its name to Vinyl Products, Inc. in connection with a reverse acquisition transaction with The Vinyl Fence Company, Inc. (“TVFC”), a California corporation.

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

Cash and Cash Equivalents — The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.  The Company routinely has deposits at a financial institution that exceed federal depository insurance coverage.  Management believes that maintaining the deposits at a large reputable institution mitigates risks associated with these excess deposits

Management’s Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates.

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

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

Advertising and Marketing Expense — The Company expenses all advertising and marketing costs as incurred.  Advertising and marketing expense was $34,740 in the three months ended March 31, 2009, and $38,187 in the three months ended March 31, 2008.

Income Taxes — Prior to 2008, the Company had elected to be taxed as a Subchapter S corporation, and as such the net income of the Company was passed through to the Company’s two shareholders.  The Company is now a Subchapter C corporation and is subject to Federal and State income taxes.  See Note E.

Fair Value of Financial Instruments — The carrying value of cash and cash equivalents, accounts receivables, accounts payable and accrued expenses approximate their fair value based on the short-term nature of these accounts.  Long-term debt obligations bear fixed interest rates, and their fair value was estimated using a discounted cash flow analysis based on the Company’s current incremental borrowing rate for similar types of borrowing arrangements.  The estimated fair value of the Company’s long-term debt obligations approximates the fair value at March 31, 2009 and 2008.

Accounts Receivable — The Company sells to individual homeowners and homeowner associations.  Accounts receivable are minimized by requiring a 50% down payment at the time a sales agreement is signed, and the balance at completion of installation.  Bad debt losses are recorded as incurred.  Bad debt expense was $-0- in the three months ended March 31, 2009, and $-0- in the three months ended March 31, 2008.  Accounts receivable were $42,508 at March 31, 2009.

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

Leasehold improvements are classified as property and equipment and are amortized using the straight-line method over 15 years and 39 years.  When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in operations for the period.  The cost of maintenance and repairs is charged to operations as incurred.  Significant renewals and betterments are capitalized.  Depreciation expense was $12,600 in the three months ended March 31, 2009 and $10,029 in the three months ended March 31, 2008.

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

NOTE B – SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the three months ended March 31, 2009 are summarized as follows:

Cash paid during the period for interest and income taxes:

Interest	$8,211
Income Taxes	$-0-

NOTE C – COMMITMENTS/LEASES

The Company leases its 10,000 square foot facility under a non-cancellable lease arrangement that expires on March 31, 2011, with an option to renew for an additional two-year period.  The lease is guaranteed by one of the Company’s shareholders.  Future minimum payments under the current operating lease are $104,280 in 2009, $104, 280 in 2010, and $26,070 in 2011.

The Company has an available $100,000 line of credit which it opened in January 2006.  Borrowings under the line of credit were paid off in 2007.  The interest rate is prime plus 3 percentage points.  In 2009, the Company drew down $52,000 under its line of credit.

NOTE D — LONG-TERM DEBT OBLIGATIONS

The Company acquired four vehicles under installment sales contracts with interest rates varying from 4.9% to 6.9%.  Future payments under these agreements are as follows:

2009	$13,985
2010	$18,647
2011	$12,739
2012	$3,261

NOTE E – INCOME TAXES

Prior to 2008, the Company had elected to be taxed as a Subchapter S corporation, and as such the net income of the Company was passed through to the Company’s two shareholders.  The Company is now a Subchapter C corporation and is subject to Federal and State income taxes.

 Income tax expense for the three months ended March 31, 2009 is as follows:

Federal	$-0-
California	$200

NOTE F – NET INCOME PER COMMON SHARE

The Company’s reconciliation of the numerators and denominators of the basic and fully diluted income per share is as follows for the three months ended March 31, 2008 and 2009:

	For the Three Months Ended March 31, 2008
	Income	Shares		Per-Share
	(Numerator)	(Denominator)		Amount
Net Income (Loss)	$(110,058)
Basic EPS
Income available to
Common shareholders	$(110,058)	22,859,000		$(.00)
			(A)
Effect of Dilutive Securities
Stock Options	-0-

Diluted EPS
Income available to
Common shareholders	$(110,058)	22,859,000		$(.00)

	For the Three Months Ended March 31, 2009
	Income	Shares		Per-Share
	(Numerator)	(Denominator)		Amount
Net Income (Loss)	$(109,212)
Basic EPS
Income available to
Common shareholders	$(109,212)	22,861,753		$(.00)
			(A)
Effect of Dilutive Securities
Stock Options

Diluted EPS
Income available to
Common shareholders	$(109,212)	22,946,320		$(.00)

(A)	See Note A.

NOTE G – EMPLOYEE STOCK OPTION PLAN

On September 24, 2008, the Company granted stock options to employees to purchase 133,800 shares of common stock at $.50 a share.  Three employees subsequently left the Company and their options for 600 shares were terminated.  The options expire on September 23, 2009.  As of March 31, 2009, options to purchase 4,200 shares had been exercised.

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

On December 5, 2008, one of the terminated employees referred to above filed a complaint in Superior Court against the company and its principals.  The complaint alleges (i) unlawful non-payment of wages, (ii) breach of implied covenant of good faith and fair dealing, (iii) failure to pay earned wages upon separation, (iv) defamation, and (v) wrongful discharge.  The employee is seeking compensatory damages, attorneys' fees, punitive damages and equitable relief but has made no specific monetary demand for damages.  On January 5, 2009, company counsel filed a demurrer requesting that the court dismiss most of the claims because they are deficient as a matter of law.  Concurrently, company counsel filed a motion to compel arbitration.  On April 28, 2009, the Court granted the motion to compel arbitration, thereby rendering the demurrer moot and keeping the employee’s causes of action under the complaint intact.  The parties are currently in the process of selecting an arbiter.

Management believes that the ultimate resolution of this matter will not have a material adverse effect on the financial statements.

NOTE I – EQUITY

Common Shares

The Company is authorized to issue 100,000,000 shares of $.0001 par value common stock, and as of March 31, 2009, the Company had 22,863,200 shares outstanding.  During 2008 and 2007, the Company issued the following shares of common stock:

During the three months ended March 31, 2009, the Company employees exercised options for 4,200 shares for cash in the amount of $2,100 ($.50 per share).

Preferred Shares

The Company is authorized to issue 10,000,000 shares of $.0001 par value preferred stock.  As of March 31, 2008, the Company had no preferred shares outstanding.  During 2009 and 2008, the Company did not issue any preferred shares of preferred stock.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

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

General

We market and install a wide variety of attractive, durable, low-maintenance vinyl products, including fencing, patio covers, decking, railing and trim categories from our retail location in Santa Ana, California.  During 2008, fencing products represented approximately 61% of our gross income (revenue) and patio covers represented approximately 28% of our gross income.  Our products are used largely in renovation and remodeling by our customers who include homeowners and homeowner associations.

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

Our business is subject to numerous substantial risks, including, among others, that we purchase all of our vinyl products from a single source; our future growth is dependent upon the success of our planned franchise program and there are numerous risks associated with such program; the seasonality of our business, which ebbs prior to the year-end holidays and during the first quarter of each calendar year, corresponding to the rainy season in California; the availability of disposable income to homeowners; the availability of consumer credit and general economic conditions.  These risks and other important factors relating to our current and proposed business are detailed in our Annual Report on Form 10-K for the year ended December 31, 2008 that we filed with the Securities and Exchange Commission on March 31, 2009 (the "2008 10-K").

Summary Financial Report

Sales for the first quarter of 2009 were $650,693 a decrease of 30.1% compared to sales of $930,665 during the first quarter of 2008.  We believe that national economic conditions affected our financial and operating results during the last quarter.  Consumer confidence has been down, consumer financing has been difficult to obtain, and, in our experience, many homeowners have elected not to use their disposable income to undertake home renovation projects.  Accordingly, orders for our products were down and sales, income and profits declined commensurately.  In response, we laid-off one of our installer crews and reduced certain selling, general and administrative expenses.

Notwithstanding our lackluster financial performance for the most recent quarter as compared to the corresponding 2008 period, we believe that the accounting controls and procedures we implemented during the fourth quarter of 2008 have remediated the material weaknesses in our controls and procedures we discovered in the third quarter of 2008, as reported in the 2008 10-K.  We base our conclusion on the significant increase in gross profit as a percentage of revenue in the first quarter of 2009 over the prior four quarters, which we have determined demonstrates that we are recognizing revenue on all the raw materials we purchase.  We continue to fine-tune our disclosure controls as we gain greater fluency with the details of our public company obligations and develop the skills and expertise with respect to financial reporting under federal securities laws. As described below under Item 4(T). Controls and Procedures, we did not made any material changes to our internal control over financial reporting during the three months ended March 31, 2009.

Business Strategy

The retail outdoor vinyl products is dominated by (i) manufacturers of fencing products, including all of the product material groups, numbering in the hundreds, (ii) distributors, including lumber yards and home centers that carry wood and vinyl fencing and (iii) independent sellers, contractors and installers of all sizes, such as our Company.    Manufacturers sell their products to all segments of the downstream supply chain.  Home centers and lumber yards generally sell products to contractors and homeowners.  Typically, homebuilders and home centers subcontract the installation of fencing to contractors.  Most product-specific retailer and general contractors install or arrange for installation of products.

In the retail space in which we operate, retailers that sell and install only fence, decks and related products and in which marketing and sales are directed to retail consumers, the market is typified by numerous small companies that seek to gain market share only in their limited geographic operating areas.  It is our experience that these entities typically employ rudimentary marketing and advertising programs and tend to be concerned with immediate product sales rather than building a business.  We are not aware of any participant in the exterior vinyl products industry that operates on a national basis and believe that a significant opportunity exists for us to develop a national franchise to establish our products and company as a unique brand.

We believe that our business model can be replicated throughout the country and that the fundamental elements of our proprietary sales and marketing technique, which we believe is sophisticated when compared to our direct competitors, can be conveyed effectively through written materials and training to motivated entrepreneurs.  We currently are in discussions with two franchise consultants.  The consultant we ultimately select will be expected to assist us in conducting research and developing a franchise program and the related materials required to execute our program.  We have not yet established the parameters of our franchise program, including such matters as franchise sale costs and ongoing fees and royalties, franchise territories or the advertising and marketing approach we will take either as to sales of franchises or the marketing campaign for the franchise organization.

Most franchises are acquired by franchisees utilizing a combination of personal investment and third party financing.  In light of current unfavorable economic conditions marked by tight consumer credit and in which we believe it would be difficult for potential franchisees to obtain the financing required to purchase a franchise from us, we have elected to delay the development of our franchise program.  Management will continue to monitor economic conditions until credit is more readily available and at that time it expects that it will engage a franchise consultant and take the steps necessary to develop a franchise program.  We may require from 6 to 18 months to develop and implement the program, once we determine to proceed.

As we await the advent of economic conditions more favorable to the implementation of our franchising program, management has been exploring the possibility of launching two or three new retail operations in Southern California over the next 6 months in which our Company would own a majority of the interest.  As currently contemplated, the Company would organize limited liability companies to operate the locations.  The Company would acquire its interest in these LLC's in consideration of offering the entity the right to use its name and proprietary sales and marketing information.  An investor would acquire its interest in the LLC for a cash payment that would be utilized to pay all of the start-up costs associated with the location, including the lease, inventory, marketing/advertising and staff.  The Company would provide specified training and accounting services to the location for a monthly fee.  The investor would manage the day-to-day operations of the location as the general manager.  The initial profits (net income) generated by the business, after establishing a reserve account, would be used to repay the investor's cash investment.  Thereafter, profits from operations would be distributed on the basis of the parties' respective ownership positions in the business.  Management currently is interviewing candidates to be partners in the new locations.  Management believes that the Company could begin recognizing income from the operation of a location approximately 18 months after the date of the investment.   Management views this as a means not only to grow the Company's business in the short term without expending significant capital resources or incurring other risks, but also to provide us with experience incident to managing third party operations that we believe will be of significant benefit when we commence our franchise program.

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

Revenue recognition

We record customer deposits on sales as a current liability when received, and we recognize revenues when installations of the products are complete.

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

Results of Operations

Comparison of the Three Months March 31, 2009 and 2008

Sales: “Sales” represent the sales price of signed installation agreements, and the deposits we receive at the time of signing are recorded as customer deposits (a current liability).  Our sales are seasonal and are typically negatively impacted by weather in the first calendar quarter of every year during the rainy season in Southern California.

Sales for the first quarter covered by this report were $650,693 a decrease of 30.1% compared to sales of $930,665 during the first quarter of the 2008 period.  We believe that such decrease is directly correlated to the general weakness in the national economy, the fact that homeowners either do not have the disposable income to allocate to home renovation projects or have elected not to spend their disposable income on fence or decking projects at this time and tight consumer credit conditions.

Income: “Income” represents the sales price of installed jobs.  Income for the first quarter covered by this report was $684,507, a decrease of 22.5% compared to sales of $882,678 during the first quarter of the 2008 period.  We attribute the decline in income to the factors referenced above, under the heading "Sales."

Gross Profit:  Gross profit decreased from $396,201 for the 2008 period to $381,420 for the 2009 period, a decrease of 3.7%; however, the gross profit percentage increased from 44.9% in 2008 to 55.7% in 2009.  We attribute the increase in gross profit directly to the various personnel adjustments we made when we learned that certain employees who had been defrauding the Company by stealing materials and reselling and installing them for their own benefit.  These adjustments included terminating the employees involved, re-defining the roles of our staff responsible for fabrication and installation, improving control procedures, restructuring our work force and increasing the involvement of our accounting manager in inventory control.  Accordingly, we are no longer paying for raw materials for which we are not recognizing any revenue.  These issues and our reaction and remediation efforts are more fully described in our annual report on Form 10-K for the year ended December 31, 2008.

Expenses:

Advertising and marketing expense during the first quarter of 2009 was $34,740, a decrease of $3,447, or 9.0%, from the first quarter of 2008 in which we expended $38,187.  The decrease represents our ongoing effort to identify and adjust the proper mix of advertising media to maximize the effectiveness of the advertising media we select and the return on advertising investment.

Selling, general and administrative expenses decreased from $94,922 during the first quarter of 2008 to $85,652, or 9.8%, during the first quarter of  2009.  The decrease was due primarily to decreases in travel, entertainment and related expenses.

Payroll expenses decreased from $314,201 to $252,146, a decrease of $62,055, or 19.8%, due primarily to a decrease in officer compensation.

Professional fees increased from $28,141 during the 2008 period to $83,869 during the corresponding 2009 period, or 198%.  The increase was due primarily to increases in information technology consulting of $7,000, legal fees of $32,000, and auditing fees of $15,000, in the latter two cases for the professional services rendered in connection with the share exchange we consummated in November 2008 and the filings made with the SEC as a result thereof.

For the three years ended December 31, 2008, inflation and changing prices have had little impact on revenues and net income.  As our sole vinyl supplier has increased prices, we have been able to increase our prices correspondingly.

Liquidity and Capital Resources

Our current capital requirements are allocated principally among payroll; selling, general and administrative expenses; rent; and advertising and marketing expenses.  Historically, we have financed our business with cash flow from operations and use of a bank line of credit.  We do not anticipate making any significant capital additions in 2009, other, possibly, than in connection with the implementation of our proposed franchise program.

Our growth strategy encompasses opening new retail locations in Southern California and developing a national franchise organization.  We do not believe that our plans to open new retail locations will require the investment of any material amount of capital by our Company because our partner will contribute all of the capital required to fund the launch of these operations.  We believe that the additional expenses we may incur in connection with opening these stores will comprise supplementary infrastructure items, including purchasing or developing more robust accounting software so that we can provide the accounting services we will furnish to the locations and, perhaps, eventually, engaging additional accounting staff as conditions warrant.

With respect to our franchise program, until we engage a franchise consultant and establish the parameters of our organization, we can only estimate the costs associated with developing the program.  We are advised that the costs to implement the program and maintain the organization are highly variable and are a function of numerous factors including the number of jurisdictions in which franchisees are located and the specific jurisdictions selected, the geographical location of our franchisees (close in proximity or widely separated – which will bear on advertising and other costs) , the extent of the advertising efforts we may employ, and the additional infrastructure we may require to manage the organization.  The cost to retain a franchise consultant varies considerably based on the services to be rendered; however, the cost to retain a quality consultant providing the full range of services could approach $100,000.  These services may include concept research and development, the preparation of program's organizational and cost structure, internal documentation governing the relationship between us and our franchisees, training materials and the other attendant administrative matters and functions.  In addition, we will incur fees and expenses in connection with obtaining franchise licenses as may be required by those jurisdictions in which we may elect to offer franchises, including the fees of specialized franchise counsel and application costs.  Further, we expect to incur attorneys' fees in connection with the preparation of a franchise offering circular by which we will offer and sell our franchises to the public.    We expect that ongoing costs will include advertising costs, marketing staff, accounting staff and general and administrative expenses.  As we continue researching the development and implementation of our franchise organization and gain a better understanding of our initial and long-term goals, we will be better able to estimate the costs involved.

It has been and continues to be our intention to fund the development of a franchise organization internally from capital generated from operations.  We will seek to develop a program and organization within the constraints of our cash resources and take a conservative approach, growing as conditions, return on investment and available capital, among other factors, warrant.

Though we believe that we have and will have available to us from operating revenue and our line of credit the capital resources necessary to implement our proposed franchise program, we may have underestimated the costs required or we may encounter unanticipated costs and we may suffer delays and difficulties that may necessitate obtaining cash from outside sources.  Moreover, in view of the numerous variables attendant to the development of a franchise organization, we cannot be certain that we will possess sufficient capital to fund fully the program.  Our existing credit facility, comprising a $100,000 line of credit (of which $48,000 is unused and available), likely would be insufficient to fund substantial additional costs that may be associated with the development of our franchise program.  Once a program has been developed, we expect that we will allocate significant cash resources to advertising, both to attract franchisees and to fund advertising of our franchisees' locations, for which we may require additional capital.  We may not realize profit from this investment for several years.  In the event we require capital for any of these purposes, we may seek to secure third-party financing.  The nature of the financing, debt or equity, will be dependent upon current market conditions and availability.  We cannot be certain that such capital will be available to us on favorable or acceptable terms, if at all.

Outlook

Demand for our products is dependent on factors such as consumer confidence, reasonably attainable consumer financing and an economy with relatively high levels of disposable income. These factors are all currently in poor positions, and indications are that they will remain that way in the near-term.  While results of operations for the month of April revealed an increase in sales, we cannot state with any certainty that there will be significant improvements in market conditions at this time or that we will experience an increase in sales in ensuing months or periods, and are managing our business on that basis.

While we expect that current business conditions will persist for the remainder of calendar year 2009, we remain optimistic that our strategy of possibly launching multiple new locations that are majority-owned by the Company, developing a national franchise program, and offering a range of quality products combined with our conservative approach to business will be rewarded over the longer-term.

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

Cautionary Statement Relevant to Forward-Looking Information for the Purpose of “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

The Company and its representatives may from time to time make written or oral forward-looking statements with respect to long-term goals or anticipated results of the Company, including statements contained in the Company’s filings with the Securities and Exchange Commission and in its reports to stockholders.

Statements, including those in this Quarterly Report on Form 10-Q, which are not historical or current facts, are “forward-looking statements” made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  There are certain important factors that could cause our results to differ materially from those anticipated by some of the statements made herein.  Investors are cautioned that all forward-looking statements involve risk and uncertainty.  Some of the factors that could affect results are the continued uninterrupted availability of raw materials and the cost thereof, our ability to develop a successful franchise program, the availability of capital to us as required to implement our franchise program and other expansion plans, the sensitivity of our industry to prevailing national economic conditions, the seasonal nature of the outdoor remodeling industry, the effectiveness of new product introductions, the amount of sales generated and the profit margins thereon, competition and general economic conditions.  For further information regarding these risks and uncertainties, see the “Risk Factors” section in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

The Company specifically declines to undertake any obligation to publicly revise any forward-looking statements that have been made to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4(T). Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file under the Securities Exchange Act of 1934 (Exchange Act) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the principal executive officer (PEO) and principal financial officer (PFO), as appropriate, to allow timely decisions regarding required disclosure.  Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management’s control objectives.

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of management, including the PEO along with the PFO, of the effectiveness, design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)).  The Company’s disclosure controls and procedures are designed to provide a reasonable level of assurance of achieving the Company’s disclosure control objectives.  Based upon the foregoing, the PEO along with the PFO concluded that our disclosure controls and procedures are effective at providing reasonable assurance that all material information required to be included in our Exchange Act reports is reported in a timely manner.  In addition, based on such evaluation, we have identified no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

On December 5, 2008, Frank Arias, a former employee of the company filed a complaint in the  Orange County Superior Court of California against the company and its principals, Gordon Knott and Garabed Khatchoyan.  The complaint includes nine allegations, including (i) unlawful non-payment of wages; (ii) breach of implied covenant of good faith and fair dealing; (iii) failure to pay earned wages upon separation; (iv) defamation and (v) wrongful discharge.  The complaint arises from the company's termination of Mr. Arias on September 30, 2008 on the basis that he purloined approximately $200,000 of materials from our warehouse.   Mr. Arias generally is seeking compensatory damages, attorneys' fees, punitive damages and equitable relief but has made no specific monetary demand for damages.  On January 5, 2009, company counsel filed a demurrer requesting that the court dismiss the case against Mr. Knott and Mr. Khatchoyan and several of Mr. Arias' claims against the company because they are deficient as a matter of law.  Concurrently, we filed a motion to compel arbitration as provided under the terms of Mr. Arias's employment.  On April 28, 2009, the Court granted our motion to compel arbitration, thereby rendering our demurrer moot and keeping Mr. Arias's ten causes of action under the complaint intact.  The parties are currently in the process of selecting an arbiter.

Item 1A. Risk Factors.

Smaller reporting companies are not required to provide the information required by this item.

Item 2. Changes in Securities and Small Business Issuer Purchase of Equity Securities.

(a) During the three months ended March 31, 2009, the Company issued an aggregate of 4,200 shares of common stock upon the exercise of options to purchase common stock held by our employees.  The options were exercised at a price of $.50 per share.  We issued the shares in reliance on the exemption from the registration requirements of the Securities Act of 1933, as amended, afforded by Section 4(2) thereof.

(b) None.

(c) None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit	Description

31.1
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.

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

VINYL PRODUCTS, INC.

Date: May 14, 2009	By:	/s/ Gordon Knott
Gordon Knott