Form 10-Q
period 2009-06-30
VINYL PRODUCTS, INC.
filed 2009-08-13
CIK 1409014

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2009

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
☐Yes  ☐ No

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  At August 13, 2009 there were 22,863,200 shares of common stock outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Unaudited Consolidated Financial Statements for the Six Months Ended June 30, 2009

Consolidated Balance Sheets as of June 30, 2009 and December 31, 2008	F–1

Consolidated Statements of Operations for the six months ended June 30, 2009 and 2008	F–2

Consolidated Statements of Stockholders’ Deficit for the six months ended June 30, 2009 and 2008	F-3

Consolidated Statements of Cash Flows for the six months ended June 30, 2009 and 2008	F–4

Notes to the Financial Statements	F–5

VINYL PRODUCTS, INC. (fka RED OAK CONCEPTS, INC.)
CONSOLIDATED BALANCE SHEET—UNAUDITED

	As of
	June 30, 2009	December 31, 2008
ASSETS
CURRENT ASSETS:
Cash and Cash Equivalents	$171,149	$114,901
Accounts Receivable	34,200	57,575
Stock Receivable	-	5,000
Inventory	148,347	156,865
Prepaid Expenses	63,860	47,451
Total Current Assets	417,556	381,792
PROPERTY AND EQUIPMENT:
Property and Equipment	430,163	429,255
Less Accumulated Depreciation	173,284	148,084
Net Property and Equipment	256,879	281,171
OTHER ASSETS:
Security Deposits	8,690	8,690
Total Other Assets	8,690	8,690
TOTAL ASSETS	$683,125	$671,653

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Current Portion of Long-Term Liabilities	$16,700	$18,646
Bank Line of Credit	36,493	-
Accounts Payable and Accruals	298,073	255,401
Customer Deposits	260,607	161,658
Income Taxes Payable	400	-
Total Current Liabilities	612,273	435,705
LONG-TERM LIABILITIES:
Vehicle and Installment Purchase Contracts	40,870	48,824
Less Current Portion Shown Above	16,700	18,646
Net Long-Term Liabilities	24,170	30,178
Total Liabilities	636,443	465,883
SHAREHOLDERS' EQUITY:
Preferred Stock ($.0.0001 par value; 10,000,000 shares authorized;
no shares issued and outstanding at June 30, 2009 and December 31, 2008)	-	-
Common Stock ($0.0001 par value; 100,000,00 shares authorized;
22,863,200 shares issued and outstanding at June 30, 2009 and 22,859,000 shares issued and outstanding at December 31, 2008)	2,286	2,286
Paid in Capital	92,914	90,814
Retained Earnings (Deficit)	(48,518)	112,670
Total Shareholders' Equity	46,682	205,770
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$683,125	$671,653

The accompanying unaudited notes are an integral part of these unaudited financial statements.

VINYL PRODUCTS, INC. (f/k/a RED OAK CONCEPTS, INC.)
CONSOLIDATED STATEMENTS OF OPERATIONS—UNAUDITED

	For the Six Months Ended
	June 30, 2009	June 30, 2008

Income	$1,484,911	$2,071,455

Cost of Goods Sold:
Labor	265,578	402,481
Materials	394,630	654,061
Other	13,296	20,420
Total Cost of Goods Sold	673,504	1,076,962

Gross Profit	811,407	994,493

Expenses:
Advertising and Marketing	81,137	96,116
Selling, General and Administrative	164,904	193,599
Payroll	520,046	509,759
Professional Fees	134,654	87,102
Rent	52,140	51,650
Total Expenses	952,881	938,226

Net Operating Income	(141,474)	56,267

Other Income (Expense):
Interest Income	349	5,245
Interest Expense	(19,662)	(20,523)
Total Other Income (Expense)	(19,313)	(15,278)

Income Before Income Taxes	(160,787)	40,989

Income Taxes	(400)	(27,700)

Net Income	$(161,187)	$13,289

Earnings per share:
Basic	$(0.01)	$(0.00)
Diluted	$(0.01)	$(0.00)

Weighted average shares outstanding - basic	22,862,481	22,802,112
Weighted average shares outstanding - diluted	22,969,387	22,802,112

The accompanying unaudited notes are an integral part of these unaudited financial statements.

VINYL PRODUCTS, INC. (f/k/a RED OAK CONCEPTS, INC.)
CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIT—UNAUDITED

	Preferred Stock		Common Stock		Paid-In	Retained
	Shares	Stock	Shares	Stock	Capital	Earnings

Balances, December 31, 2008	-	$-	22,859,000	$2,286	$90,814	$112,669

Issuance of Common Stock	-	-	4,200	-	2,100	-

Net Income/(Loss) for the Period	-	-	-	-	-	(161,187)

Balances, June 30, 2009	-	$-	22,863,200	$2,286	$92,914	$ (48,518)

The accompanying unaudited notes are an integral part of these unaudited financial statements.

VINYL PRODUCTS, INC. (f/k/a RED OAKS CONCEPTS, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS—UNAUDITED

	For the Six Months Ended
	June 30, 2009	June 30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income/(Loss)	$(161,187)	$13,289
Adjustments to Reconcile Net Income to Net Cash Provided by Operations:
Depreciation	25,200	22,928
Changes in Assets and Liabilities:
Decrease (Increase) in Accounts Receivable	23,375	(6,659)
Decrease (Increase) in Inventory	8,517	(1,152)
Decrease (Increase) in Prepaid Expenses	(18,807)	4,102

Increase in Accounts Payable and Accrued Expenses	49,713	76,648
Decrease in Customer Deposits	98,948	130,376
Increase (Decrease) in Credit Card Balances	(4,641)	(14,304)
Increase (Decrease) in Income Taxes Payable	400	(6,432)
Net Cash Provided (Used) by Operating Activities	21,518	218,796

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Fixed Assets	(908)	(28,041)
Net Cash Provided (Used) by Investing Activities	(908)	(28,041)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of Common Stock	2,100	2,100
Collection of Stock Receivable	5,000	-
Proceeds from Line of Credit Borrowings, net of repayments	36,493	-
Vehicle Loan Proceeds, net of Principal Payments	(7,954)	(10,115)
Increase (Decrease) in Note Payable to Shareholder	-	152,000
Dividends	-	(230,000)
Net Cash Provided by (Used in) Financing Activities	35,639	(86,015)

NET CASH INCREASE FOR THE PERIOD	56,249	104,740

Cash at Beginning of Period	114,900	134,252

CASH AT END OF PERIOD	$171,149	$238,992

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
INTEREST	$19,662	$20,523
TAXES	$-	$34,132

The accompanying unaudited notes are an integral part of these unaudited financial statements.

VINYL PRODUCTS, INC.
Notes to Unaudited Consolidated Financial Statements
For the Six Months Ended June 30, 2009

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

Cash and Cash Equivalents -- The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.  The Company routinely has deposits at a financial institution that exceed federal depository insurance coverage.  Management believes that maintaining the deposits at a large reputable institution mitigates risks associated with these excess deposits.

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

Advertising and Marketing Expense — The Company expenses all advertising and marketing costs as incurred.  Advertising and marketing expense was $81,137 in the six months ended June 30, 2009, and $96,116 in the six months ended June 30, 2008.

Interest Expense – Interest expense includes credit card fees and financing discounts, both relating to customers who finance their purchases.  Credit card fees average 3%.  Financing discount rates range from 2.75% for three-month financing to 7.25% for 18-month financing.

Fair Value of Financial Instruments — The carrying value of cash and cash equivalents, accounts receivables, accounts payable and accrued expenses approximate their fair value based on the short-term nature of these accounts.  Long-term debt obligations bear fixed interest rates, and their fair value was estimated using a discounted cash flow analysis based on the Company’s current incremental borrowing rate for similar types of borrowing arrangements.  The estimated fair value of the Company’s long-term debt obligations approximates the fair value at June 30, 2009 and 2008.

Accounts Receivable — The Company sells to individual homeowners and homeowner associations.  Accounts receivable are minimized by requiring a down payment at the time a sales agreement is signed, and the balance at completion of installation.  Bad debt losses are recorded as incurred.  Bad debt expense was $-0- in the six months ended June 30, 2009, and the six months ended June 30, 2008.  Accounts receivable were $34,200 at June 30, 2009.

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

Leasehold improvements are classified as property and equipment and are amortized using the straight-line method over 15 years and 39 years.  When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in operations for the period.  The cost of maintenance and repairs is charged to operations as incurred.  Significant renewals and betterments are capitalized.  Depreciation expense was $25,200 in the six months ended June 30, 2009 and $22,928 in the six months ended June 30, 2008.

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

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

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

NOTE B – SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the six months ended June 30, 2009 are summarized as follows:

Cash paid for interest and income taxes during the six months ended June 30:

	2009	2008
Interest	$19,662	$20,523
Income Taxes	$-0-	$34,132

NOTE C – COMMITMENTS/LEASES

The Company leases its 10,000 square foot facility under a non-cancellable lease arrangement that expires on March 31, 2011, with an option to renew for an additional two-year period.  The lease is guaranteed by one of the Company’s shareholders.  Future minimum payments under the current operating lease are $104,280 in 2009, $104, 280 in 2010, and $26,070 in 2011.

The Company has an available $100,000 line of credit which it opened in January 2006.  Borrowings under the line of credit were paid off in 2007.  The interest rate is prime plus 3 percentage points.  In 2009, the Company drew down $52,000 under its line of credit; the balance owed as of June 30, 2009 was $36,493.

NOTE D — LONG-TERM DEBT OBLIGATIONS

The Company acquired four vehicles under installment sales contracts with interest rates varying from 4.9% to 6.9%.  Future payments under these agreements are as follows:

2009	$8,209
2010	$17,052
2011	$12,038
2012	$3,571

NOTE E – INCOME TAXES

Prior to 2008, the Company had elected to be taxed as a Subchapter S corporation, and as such the net income of the Company was passed through to the Company’s two shareholders.  The Company is now a Subchapter C corporation and is subject to Federal and State income taxes.

 Income tax expense for the six months ended June 30, 2009 and June 30, 2008 is as follows:

	2009	2008
Federal	$-0-	$21,000
California	$400	$6,700

NOTE F – NET INCOME PER COMMON SHARE

The Company’s reconciliation of the numerators and denominators of the basic and fully diluted income per share is as follows for the six months ended June 30, 2008 and 2009:

	For the Six Months Ended June 30, 2008
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Net Income (Loss)	$13,289
Basic EPS
Income available to
Common shareholders	$13,289	22,802,112	$(.00)
		(A)
Effect of Dilutive Securities
Stock Options		-0-

Diluted EPS
Income available to
Common shareholders	$13,289	22,802,112	$(.00)

	For the Six Months Ended June 30, 2009
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Net Income (Loss)	$(161,187)
Basic EPS
Income available to
Common shareholders	$(161,187)	22,862,481	$(.01)
		(A)
Effect of Dilutive Securities
Stock Options		106,906

Diluted EPS
Income available to
Common shareholders	$(161,187)	22,969,387	$(.01)

(A)	See Note A.

NOTE G – EMPLOYEE STOCK OPTION PLAN

On September 24, 2008, the Company granted stock options to employees to purchase 133,800 shares of common stock at $.50 a share.  Three employees subsequently left the Company and their options for 600 shares were terminated.  The options expire on September 23, 2009.  As of June 30, 2009, options to purchase 4,200 shares had been exercised.

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

On December 5, 2008, one of the terminated employees referred to above filed a complaint in Superior Court against the company and its principals, seeking compensatory damages, attorneys' fees, punitive damages and equitable relief.  On April 28, 2009, the Court granted Company counsel’s motion to compel arbitration.  The parties are currently in the process of selecting an arbiter.  The Company is advised by the insurance carrier that all the claims made by the plaintiff are covered by an insurance policy maintained for the benefit of the Company and its PEO and that any amount awarded  the plaintiff, either by way of court decision, arbitration or other settlement, are covered by such policy.  Accordingly, the Company has no exposure or monetary damages that may be awarded the plaintiff.

NOTE I – EQUITY

Common Shares

The Company is authorized to issue 100,000,000 shares of $.0001 par value common stock, and as of June 30, 2009, the Company had 22,863,200 shares outstanding.  During the six months ended June 30, 2009, the Company employees exercised options for 4,200 shares for cash in the amount of $2,100 ($.50 per share).

Preferred Shares

The Company is authorized to issue 10,000,000 shares of $.0001 par value preferred stock.  The Company has never issues any preferred shares of preferred stock.

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

Our business is subject to numerous substantial risks, including, among others, that we purchase all of our vinyl products from a single source; our future growth is dependent upon the success of our planned franchise program and there are numerous risks associated with such program; the availability of disposable income to homeowners; the availability of consumer credit; the availability of credit to prospective purchasers of our franchises; the seasonality of our business, which ebbs prior to the year-end holidays and during the first quarter of each calendar year, corresponding to the rainy season in California, and general economic conditions.  These risks and other important factors relating to our current and proposed business are detailed in our Annual Report on Form 10-K for the year ended December 31, 2008 that we filed with the Securities and Exchange Commission on March 31, 2009 (the "2008 10-K").

Summary Financial Report

Sales for the second quarter of 2009 were $1,079,000, a decrease of 21% compared to sales of $1,360.000 during the second quarter of 2008.  Sales for the first two quarters of 2009 were $1,723,000. A decrease of 25% compared to sales of $2,291,000 during the first two quarters of 2008.  We believe that national economic conditions affected our financial and operating results during the last quarter.  Over the last year, consumer confidence has been down, consumer financing has been difficult to obtain, home equity values have deteriorated, the amount available for home equity loan withdrawals has declined and it has been our experience that many homeowners have elected not to use their disposable income to undertake home renovation projects.  Accordingly, orders for our products were down and sales, income and profits declined commensurately.  In response, we laid-off one of our installer crews and reduced certain selling, general and administrative expenses.

Notwithstanding our lackluster financial performance for each of the first two quarters as compared to the corresponding 2008 periods, we believe that the accounting controls and procedures we implemented during the fourth quarter of 2008 have remediated the material weaknesses in our internal controls over financial reporting that we discovered in the third quarter of 2008, as reported in the 2008 10-K.  We base our conclusion on the significant increase in gross profit as a percentage of revenue in the first two quarters of 2009 over the prior four quarters, which we have determined demonstrates that we are recognizing revenue on all the raw materials we purchase.  We continue to fine-tune our disclosure controls as we gain greater fluency with the nuances of our public company obligations and our personnel develop the skills and expertise with respect to financial reporting under federal securities laws. As described below under Item 4(T). Controls and Procedures, we did not made any material changes to our internal control over financial reporting during the six months ended June 30, 2009.

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

We believe that our business model can be replicated throughout the country and that the fundamental elements of our proprietary sales and marketing techniques, which we believe are sophisticated when compared to our direct competitors, can be conveyed effectively through written materials and training to motivated entrepreneurs.  We will seek to leverage our business model by initiating a franchise organization and establishing our Company and brand as the first national vinyl products retail chain.  We recently engaged a franchise consultant to assist with the development of the program.  We are only beginning to establish the parameters of our organization, but we believe that we can complete the document preparation process and develop a general program design over the next two to three months.  Thereafter, we will file documents to register our organization in the States of California and Washington.  We hope to be able to offer franchises to the public in early 2010.

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

Revenue recognition

We record customer deposits on sales as a current liability when received, and we recognize revenues (i.e., income) when installations of the products are complete.

Accounts Receivable

We require a down payment at the time a sales agreement is signed and the balance at completion of installation, which minimizes our accounts receivable.  Bad debt losses have been minimal (less than .3% of revenue since inception of the Company), and we record them as they are incurred.

Inventory

Inventory is stated at the lower of average cost or market value.  Inventory consists of raw materials (approximately 80%) and fabricated materials awaiting installation (approximately 20%).

Results of Operations

Comparison of the Three Months Ended June 30, 2009 and 2008

Sales: “Sales” represent the sales price of signed installation agreements, and the deposits we receive at the time of signing are recorded as customer deposits (a current liability).

Sales for the second quarter were $1,079,000, a decrease of 21% compared to sales of $1,360,000 during the second quarter of 2008.  We believe that such decrease is directly correlated to the general weakness in the national economy, the fact that homeowners either do not have the disposable income to allocate to home renovation projects or have elected not to spend their disposable income on fence or decking projects at this time and tight consumer credit conditions, including a decline in the amount available to consumers under home equity lines.

Income:  “Income” represents the sales price of installed jobs.  Income for the second quarter covered by this report was $800,403, a decrease of 33% compared to sales of $1,189,776 during the second quarter of 2008.  We attribute the decline in income to the factors referenced above under the heading "Sales."

Gross Profit:  Gross profit decreased from $598,472 for the 2008 period to $429,987 for the 2009 period, a decrease of 28%; however, the gross profit percentage increased from 50.3% in 2008 to 53.7% in 2009.  We attribute the increase in the gross profit percentage directly to the various personnel adjustments we made when we learned that certain employees had been defrauding the Company by stealing materials and reselling and installing them for their own benefit.  These adjustments included terminating the employees involved, re-defining the roles of our staff responsible for fabrication and installation, improving control procedures, restructuring our work force and increasing the involvement of our accounting manager in inventory control.  These issues and our reaction and remediation efforts are more fully described in our annual report on Form 10-K for the year ended December 31, 2008.

Expenses:

Advertising and marketing expense during the second quarter of 2009 was $46,397, a decrease of $11,532, or 20%, from the second quarter of 2008 in which we expended $57,929.  The decrease represents modifications to our advertising and marketing programs resulting from our ongoing effort to identify and adjust the proper mix of advertising media to maximize the effectiveness of the advertising media we select and the return on advertising investment.

Selling, general and administrative expenses decreased from $98,677 during the second quarter of 2008 to $79,251, or 20%, during the second quarter of 2009.  The decrease was due primarily to decreases in travel, meals and entertainment expenses.

Payroll expenses increased from $195,558 to $267,900, an increase of $72,342, or 37%, due primarily to officer pay increases.

Professional fees decreased from $58,961 during the 2008 period to $50,785 during the corresponding 2009 period, or 14%.  The decrease was due primarily to decreases in legal and auditing fees, offset by franchise consulting of $9,500.

Income taxes decreased from $27,500 in 2008 to $200 in 2009, due to the Company making a profit in 2008 and recording a loss in 2009.

For the three years ended June 30, 2009, inflation and changing prices have had little impact on revenues and net income.  As our sole vinyl supplier has increased prices, we have been able to increase our prices correspondingly.

Comparison of the Six Months Ended June 30, 2009 and 2008

Sales:  “Sales” represent the sales price of signed installation agreements, and the deposits we receive at the time of signing are recorded as customer deposits (a current liability).  Our sales are seasonal and are typically negatively impacted by weather in the first calendar quarter of every year during the rainy season in Southern California.

Sales for the first two quarters of the 2009 fiscal year were $1,723,000, a decrease of 25% compared to sales of $2,291,000 during the first two quarters of 2008.  We believe that such decrease is directly correlated to the general weakness in the national economy, the fact that homeowners either do not have the disposable income to allocate to home renovation projects or have elected not to spend their disposable income on fence or decking projects at this time and tight consumer credit conditions, including a decline in the amount available to consumers under home equity lines.

Income:  “Income” represents the sales price of installed jobs.  Income for the first two quarters covered by this report was $1,484,911, a decrease of 28% compared to sales of $2,071,455 during the first two quarters of 2008.  We attribute the decline in income to the factors referenced above under the heading "Sales."

Gross Profit:  Gross profit decreased from $994,493 for the 2008 period to $811,407 for the 2009 period, a decrease of 18%; however, the gross profit percentage increased from 48.0% in 2008 to 54.6% in 2009.  We attribute the increase in the gross profit percentage directly to the various personnel adjustments we made when we learned that certain employees had been defrauding the Company by stealing materials and reselling and installing them for their own benefit.  These adjustments included terminating the employees involved, re-defining the roles of our staff responsible for fabrication and installation, improving control procedures, restructuring our work force and increasing the involvement of our accounting manager in inventory control.  These issues and our reaction and remediation efforts are more fully described in our annual report on Form 10-K for the year ended December 31, 2008.

Expenses:

Advertising and marketing expense during the first two quarters of 2009 was $81,137, a decrease of $14,979, or 16%, from the first two quarters of 2008 in which we expended $96,116.  The decrease represents modifications to our advertising and marketing programs resulting from our ongoing effort to identify and adjust the proper mix of advertising media to maximize the effectiveness of the advertising media we select and the return on advertising investment.

Selling, general and administrative expenses decreased from $193,599 during the first two quarters of 2008 to $164,904, or 15%, during the first two quarters of 2009.  The decrease was due primarily to decreases in travel, meals and entertainment expenses.

Payroll expenses increased from $509,759 to $520,046, an increase of $10,287, or 2%, due primarily to employee pay increases.

Professional fees increased from $87,102 during the 2008 period to $134,654 during the corresponding 2009 period, or 55%.  The increase was due primarily to increases in franchise consulting  of $9,500, legal fees of $26,000, and auditing fees of $15,000, in the latter two cases for the professional services rendered in connection with the share exchange we consummated in November 2008 and the filings made with the SEC as a result thereof.

Income taxes decreased from $27,700 in 2008 to $400 in 2009, due to the Company making a profit in 2008 and a loss in 2009.

For the three years ended June 30, 2009, inflation and changing prices have had little impact on revenues and net income.  As our sole vinyl supplier has increased prices, we have been able to increase our prices correspondingly.

Cash Flows

Three Months Ended June 30, 2009 and June 30, 2008

Cash and Cash Equivalents

Our cash and cash equivalents were $238,992 at June 30, 2008, and decreased to $171,149 by June 30, 2009, due primarily to a decrease in net income in 2009..

Net cash provided by operating activities

Net cash provided by operating activities was $80,216 for the three months ended June 30, 2009, compared to $251,731for the three months ended June 30, 2008.  The $171,515 decrease was primarily attributable to a decrease in net income of $174,000.

Net cash used in investing activities

Net cash used in investing activities was $908 for the three months ended June 30, 2009, compared to $26,245 for the three months ended June 30, 2008.  The $25,377 decrease was due to the 2008 purchase of leasehold improvements and equipment.

Net cash used in financing activities

Net cash used in financing activities was $18,783 for the three months ended June 30, 2009 compared to $114,829 for the three months ended June 30, 2008, an increase of $96,046, due primarily to the payment of $110,000 of dividends in 2008, offset by debt payments in 2009.

Six Months Ended June 30, 2009 and June 30, 2008

Cash and Cash Equivalents

Our cash and cash equivalents were $238,992 at June 30, 2008, and decreased to $171,149 by June 30, 2009, due primarily to a decrease in net income in 2009.

Net cash provided by operating activities

Net cash provided by operating activities was $21,518 for the six months ended June 30, 2009, compared to $218,796 for the six months ended June 30, 2008.  The $197,278 decrease was primarily attributable to a decrease in net income of $174,000 and a decrease in customer deposits of $32,000.

Net cash used in investing activities

Net cash used in investing activities was $$908 for the six months ended June 30, 2009, compared to $28,041 for the six months ended June 30, 2008.  The $27,133 decrease was due to the 2008 purchase of leasehold improvements and equipment.

Net cash provided by financing activities

Net cash provided by financing activities was $35,639 for the six months ended June 30, 2009 compared to $86,015 net cash used in the six months ended June 30, 2008, an increase of $121,654, due primarily to the payment of $230,000 of dividends in 2008, offset by an increase in note payable to shareholders of $152,000 in 2008 and net proceeds from line of credit borrowings of $36,000 in 2009..

Liquidity and Capital Resources

Over the next twelve months, we will commence building a franchise program.  As described below, we expect that the cost to us to implement the first phase of our franchise program, including the fees of our franchise consultant and franchise license fees and costs for registration of our franchise organization in the States of California and Washington, will not exceed $50,000, as more fully described below.

We recently engaged a franchise consultant to assist us with the development of the program.  We are only beginning to establish the parameters of our organization and we cannot estimate the costs associated with its deployment on a national basis.  We are advised by our franchise consultant that the costs to develop and implement the program and maintain the organization are highly variable and are a function of numerous factors, such as the number of jurisdictions in which franchisees are located and the specific jurisdictions selected (which will bear on franchise registration fees to be paid); the geographical location of our franchises (close in proximity to each other or widely separated – which will bear on advertising and other costs); the extent of the advertising efforts we may employ and the additional infrastructure we may require to manage the organization.

We expect to implement our franchise program in phases.  The first phase will encompass the preparation, with the assistance and guidance of our franchise consultant, of the preponderance of the documentation required to develop and implement the program.  This includes documents mandated by the government and internal organizational documentation.  We anticipate that this approach will reduce the program's organizational costs significantly.  In the second phase, we will apply to register to sell franchises in the States of California and Washington, with the intent of initially selling franchises in relatively close proximity to our principal offices in Orange County, California.  We believe that we can more competently and efficiently manage, support and oversee the development of franchises closer to our home office.  We expect that the success of our efforts in California and Washington will influence directly our decision as to when to commence offering franchises in other jurisdictions.  Success will be measured not only by the number of franchises we sell and their performance but also by our ability to manage our operations and provide the level of support necessary to ensure the success of our franchisees.

We do not currently expect to engage any additional internal personnel to manage the process, and consideration as to future staffing requirements will be dictated by the growth and requirements of the program.  We may seek to outsource facets of the development and operation of the franchise program to avoid the burdens of building infrastructure and to take advantage of the expertise of industry professionals.  We may engage consultants to assist with franchise organizational matters, such as legal counsel to assist with preparation of franchise registration applications, and professionals who engage in franchisee recruitment, to whom we may pay finders' fees, and advertising.

We hope that we will be in a position to offer franchises in California and Washington in early 2010.

Once a franchise program has been developed, we expect to allocate significant cash resources to advertising (both to recruit franchisees and to fund advertising on behalf of our franchisees), marketing staff, accounting staff and general and administrative expenses, as well as the costs and expenses of any outsourced operations.  We cannot currently estimate the costs associated with these elements of the program, as they may vary significantly.  We anticipate that these costs will be more than offset by franchise fees and royalties we will earn from franchisees.  Future costs will be contingent on the performance of the program, the speed with which we determine to expand into additional jurisdictions into which we will offer franchises and the size of the organization.

It is our intention to fund the above described first two phases of our franchise organization internally from capital generated from operating revenue from our existing retail location and our line of credit (of which $74,000 is available for use at August 13, 2009).  We will seek to develop a program and organization within the constraints of our cash resources and take a conservative approach, growing as conditions, return on investment and available capital, among other factors, warrant.  In the event that we have underestimated the costs associated with the development of our franchise program, that we encounter unanticipated costs, delays or difficulties, or that the recession deepens or extends significantly longer than financial experts anticipate, we may be required to seek external funding.

In the event we require capital for any purpose, we may seek to secure third-party financing.  The nature of the financing, debt or equity, will be dependent upon current market conditions and availability.  We cannot be certain that such capital will be available to us on favorable or acceptable terms, or at all.

Outlook

Demand for our products can be linked to changes in the health of the economy in general and the level of activity in home improvements.  These activity levels, in turn, are affected by such factors as consumer confidence, home equity values, home equity loan withdrawals, consumer spending habits, reasonably attainable consumer credit, income, interest rates and inflation.  These factors are all currently in poor positions, and indications are that they will remain that way in the near-term.  We believe that these factors have resulted in decreased home improvement spending, which caused our sales and results of operations to decline for the quarter ended March 31, 2009.  We cannot at this time state with any certainty when significant improvements in market conditions may occur and we are managing our business on that basis.

While we expect that current business conditions will persist or improve only slightly over the remainder of calendar year 2009, we continue to believe that our business model is fundamentally sound.  We believe that the range of quality products we offer combined with our marketing approach will continue to attract customers and that we can return quickly to pre-recession sales levels at our retail location as the economy rebounds.  We think that these key elements of our business will be attractive factors to franchisees and leads us to believe that our growth strategy, predicated on launching a national franchise program in 2010, will fill a niche that can generate significant growth over the longer term.

The performance of our franchise program may depend, in part, on the availability of credit to prospective franchisees.  Most franchises are acquired by franchisees utilizing a combination of personal investment and third-party financing.  In light of current adverse economic conditions marked by tight credit, prospective franchisees may have difficulty obtaining the financing required to purchase a franchise from us.  If credit is not available to these prospects, franchise sales may be sluggish or we may not sell any franchises, which would adversely affect our results of operations and liquidity and impact our ability to expand the franchise program into additional jurisdictions.

Until the advent of more promising economic conditions, we will take a conservative approach to our business generally and to the development of our franchise program specifically.  We will be deliberate in the expansion of our franchise organization, to avoid over-extending our financial resources, and we will carefully plan when and how we penetrate new territories.  We are hoping that the credit crisis will have eased by the time we are prepared to launch our franchise program in 2010 and that credit will be more readily available from private sources and from the government sector, such as through the Small Business Investment Company (SBIC), or that the Small Business Administration will be in a position to guarantee more loans to entrepreneurs, which would facilitate the acquisition of loans by our prospects.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

On December 5, 2008, one of the terminated employees referred to above filed a complaint in Superior Court against the company and its principals, seeking compensatory damages, attorneys' fees, punitive damages and equitable relief.  On April 28, 2009, the Court granted Company counsel’s motion to compel arbitration.  The parties are currently in the process of selecting an arbiter.  The Company is advised by the insurance carrier that all the claims made by the plaintiff are covered by an insurance policy maintained for the benefit of the Company and its PEO and that any amount awarded  the plaintiff, either by way of court decision, arbitration or other settlement, are covered by such policy.  Accordingly, the Company has no exposure or monetary damages that may be awarded the plaintiff.

Item 1A. Risk Factors.

Smaller reporting companies are not required to provide the information required by this item.

Item 2. Changes in Securities and Small Business Issuer Purchase of Equity Securities.

(a) During the three months ended June 30, 2009, the Company did not issue any securities.

(b) None.

(c) None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit	Description

31.1
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.

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

VINYL PRODUCTS, INC.

Date:	August 11, 2009	By:	/s/ Gordon Knott
Gordon Knott