Form 10-Q/A
period 2009-06-30
VINYL PRODUCTS, INC.
filed 2009-09-15
CIK 1409014

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
(Amendment No. 1)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☒Yes No

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

EXPLANATORY NOTE

Vinyl Products, Inc. ("we," "us," "our," or the "Company") is filing this Amendment No. 1 on Form 10-Q/A to our Quarterly Report of Form 10-Q ("Form 10-Q/A") for the three months ended June 30, 2009, originally filed with the Securities and Exchange Commission on August 13, 2009 ("Original Form 10-Q"),  (i) to amend the financial statements filed therewith to include a statement of operations for the three months then ended June 30, 2009 and 2008, (ii) to clarify certain information disclosed in "Item 4(T). Disclosure Controls and Procedures" and (iii) to revise Exhibits 31.1 and 31.2 to conform to the language required by Item 601(b)(31)(1) of Regulation S-K.

This Form 10-Q/A does not include items or disclosure that were not revised from the Original Form 10-Q.  Other than the revisions to the disclosures included herein, all other disclosure in this Form 10-Q/A speaks as of the filing date of the Original Form 10-Q and has not been updated to reflect other events occurring subsequent to the filing date of the Original Form 10-Q.

2

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Unaudited Consolidated Financial Statements for the Six Months Ended June 30, 2009

Consolidated Balance Sheets as of June 30, 2009 and December 31, 2008	F–1

Consolidated Statements of Operations for the three and six months ended June 30, 2009 and 2008	F–2

Consolidated Statements of Stockholders’ Deficit for the six months ended June 30, 2009 and 2008	F-3

Consolidated Statements of Cash Flows for the six months ended June 30, 2009 and 2008	F–4

Notes to the Financial Statements	F–5

3

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

VINYL PRODUCTS, INC.
Consolidated Statements of Operations
For the Three Months and Six Months Ended June 30, 2009

	For the Three Months Ended		For the Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008

Income	$800,403	$1,189,776	$1,484,911	$2,071,455
Cost of Goods Sold:
Labor	127,598	214,404	265,578	402,481
Materials	236,813	363,318	394,630	654,061
Other	6,005	13,582	13,296	20,420
Total Cost of Goods Sold	370,416	591,304	673,504	1,076,962
Gross Profit	429,987	598,472	811,407	994,493
Expenses:
Advertising and Marketing	46,397	57,929	81,137	96,116
Selling, General and Administrative	79,251	98,677	164,904	193,599
Payroll	267,900	195,558	520,046	509,759
Professional Fees	50,785	58,961	134,654	87,102
Rent	26,070	26,070	52,140	51,650
Total Expenses	470,403	437,195	952,881	938,226
Net Operating Income	(40,416)	161,277	(141,474)	56,267
Other Income (Expense):
Interest Income	92	3,662	349	5,245
Interest Expense	(11,451)	(14,092)	(19,662)	(20,523)
Net Other Income (Expense)	(11,359)	(10,430)	(19,313)	(15,278)

Income Before Income Taxes	(51,775)	150,847	(160,787)	40,989

Income Taxes	(200)	(27,500)	(400)	(27,700)
Net Income	$(51,975)	$123,347	$(161,187)	$13,289
Earnings per share:
Basic	$-	$(0)	$(0)	$-
Diluted	$-	$(0)	$(0)	$-

Weighted average shares outstanding - basic	22,862,481	22,802,112	22,862,481	22,802,112
Weighted average shares outstanding - diluted	22,969,387	22,802,112	22,969,387	22,802,112

The accompanying unaudited notes are an integral part of these unaudited financial statements.

VINYL PRODUCTS, INC. (f/k/a RED OAK CONCEPTS, INC.)
CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIT—UNAUDITED

	Preferred Stock		Common Stock		Paid-In	Retained
	Shares	Stock	Shares	Stock	Capital	Earnings

Balances, December 31, 2008	-	$-	22,859,000	$2,286	$90,814	$112,669

Issuance of Common Stock	-	-	4,200	-	2,100	-

Net Income/(Loss) for the Period	-	-	-	-	-	(161,187)

Balances, June 30, 2009	-	$-	22,863,200	$2,286	$92,914	$ (48,518)

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

NOTE C – COMMITMENTS/LEASES (CONTINUED)

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

NOTE F – NET INCOME PER COMMON SHARE

The Company’s reconciliation of the numerators and denominators of the basic and fully diluted income per share is as follows for the six months ended June 30, 2008 and 2009:

	For the Six Months Ended June 30, 2008
	Income	Shares		Per-Share
	(Numerator)	(Denominator)		Amount
Net Income (Loss)	$13,289
Basic EPS
Income available to Common shareholders	$13,289	22,802,112		$(.00)
		(A	)
Effect of Dilutive Securities
Stock Options		-0-

Diluted EPS
Income available to Common shareholders	$13,289	22,802,112		$(.00)

	For the Six Months Ended June 30, 2009
	Income	Shares		Per-Share
	(Numerator)	(Denominator)		Amount
Net Income (Loss)	$(161,187)
Basic EPS
Income available to Common shareholders	$(161,187)	22,862,481		$(.01)
		(A	)
Effect of Dilutive Securities
Stock Options		106,906

Diluted EPS
Income available to Common shareholders	$(161,187)	22,969,387		$(.01)

(A)	See Note A.

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

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of management, including the PEO along with the PFO, of the effectiveness, design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)).  The Company’s disclosure controls and procedures are designed to provide a reasonable level of assurance of achieving the Company’s disclosure control objectives.  Based upon the foregoing, the PEO along with the PFO concluded that our disclosure controls and procedures are effective.  In addition, based on such evaluation, we have identified no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 6. Exhibits.

Exhibit	Description

31.1
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.

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

VINYL PRODUCTS, INC.

Date:	September 14, 2009	By:	/s/ Gordon Knott
		Name:	Gordon Knott
		Title:	President and Principal Executive Officer

Date:	September 14, 2009	By:	/s/ Douglas E. Wells
		Name:	Douglas E. Wells
		Title:	Chief Financial Officer and Principal Accounting Officer

5