Form 10-K/A
period 2008-12-31
VINYL PRODUCTS, INC.
filed 2009-11-13
CIK 1409014

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/1
(Amendment No. 1)
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
☐Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
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

DOCUMENTS INCORPORATED BY REFERENCE
None

EXPLANATORY NOTE

In this Amendment to Annual Report on Form 10-K (this “Form 10K/A”), we refer to Vinyl Products, Inc., a Nevada corporation, as “we,” “us,” “our” or “our company.”

We are filing this Amendment No. 1 on Form 10-K/A ("Amendment") to our Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2009 (the “Original Filing”) to:

•	restate our audited consolidated financial statements for the years ended December 31, 2008 and 2007 previously included in the Original Filing (the "Original 2007/2008 Financial Statements");

•	reclassify certain financial information included in the Original 2007/2008 Financial Statements;

•	amend Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations; and

•	amend Item 9A. Controls and Procedures.

Restatement.     In November 2009, management concluded that the previously issued financial statements contained in the Original Filing and in our quarterly reports on Form 10-Q for the quarters ended March 31, 2009 and June 30, 2009 should no longer be relied upon because of the error in those financial statements relating to our computation of the amount of federal and state income tax owed which caused us to understate the amount of our tax liability by approximately $30,000.  Management recommended to our board of directors that we restate the Original 2007/2008 Financial Statements to report the accurate amount of our liability for federal and state corporate income taxes and make the necessary accounting corrections and adjustments.  The board of directors adopted these recommendations on November 10, 2009.

The restatement of the Original 2007/2008 Financial Statements affected individual components of our audited Consolidated Balance Sheet and Consolidated Statement of Operations for the year ended December 31, 2008.  The restatement had no effect on the Consolidated Statement of Cash Flows nor did it have an affect on reported net earnings per share for that period.  The audited consolidated financial statements for the 2007 fiscal year were not affected in any way.  The Company has added a restatement footnote as "Note L" to the financial statements filed herewith, titled "Reclassification and Restatement."

Reclassification.      By letter dated April 22, 2009, the staff of the SEC provided us with comments to a filing we made in which it alerted us to the fact that we may not have classified certain expenses in the Original 2007/2008 Financial Statements in accordance with generally accepted accounting principles. Specifically, in the Original 2007/2008 Financial Statements, we had included credit card fees and financing discounts as an "interest expense" (a line item in our consolidated Statement of Operations) when such expenses were more properly classified under generally accepted accounting principles as selling, general and administrative expenses.  In October 2009, the board of directors, upon the recommendation of management, resolved to amend the Original 2007/2008 Financial Statements to reclassify credit card fees and financing discounts as selling, general and administrative expenses.

The reclassification of the Original 2007/2008 Financial Statements affected individual components of our Consolidated Statements of Operations for each of the years in the two-year period ended December 31, 2008.  This reclassification did not result in any change to our reported Consolidated Balance Sheets as of December 31, 2008 and 2007 or the Consolidated Statements of Cash Flows for either of the years in the two-year period ended December 31, 2008 and had no effect on the reported consolidated net income or net earnings per share for either period (thought it did affect net operating income and net other income in each of 2007 and 2008 periods).  The Company has added a reclassification footnote as "Note L" to the financial statements filed herewith, titled "Reclassification and Restatement."

As a result of the reclassification and restatement, we are filing concurrent herewith an amendment to each of our Quarterly Reports on Form 10-Q for the periods ended March 31, 2009 and June 30, 2009..

Amendment of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.  We are revising the data and information under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of Part II of this report accordingly to reflect the effects of the restatement and reclassification on our audited consolidated financial statements

Amendment of Item 9A. Controls and Procedures      We are amending Item 9A in this Amendment to (a) disclose material weaknesses in our disclosure controls and procedures and internal control over financial reporting relating to issues of which we became aware in September 2009 and (b) respond to comments to the Original Filing we received from the staff of the SEC relating to our disclosure of material weaknesses we identified in our internal control over financial reporting in the fourth quarter of 2008, as disclosed in the Original Filing.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), each item of the original Form 10-K that is amended by this Form 10-K/A is restated in its entirety, and this Form 10-K/A is accompanied by currently dated certifications on Exhibits 31.1 and 31.2 by our Chief Executive Officer and Chief Financial Officer, respectively, and Exhibit 32.1 by our Chief Executive Officer and Chief Financial Officer.

Except as expressly set forth in this Amendment, we are not amending any other part of the Original Filing.  This Amendment continues to speak as of the date of the Original Filing, and does not reflect events occurring after the filing of the Original Filing or modify or update any related or other disclosures, including forward-looking statements, unless expressly noted otherwise. Accordingly, this Amendment should be read in conjunction with the Original Filing and with our other filings made with the Securities and Exchange Commission subsequent to the filing of the Original Filing, including any amendments to those filings. The filing of this Amendment shall not be deemed an admission that the Original Filing when made included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

The following sections in this report have been amended as a result of the restatement and reclassification:

Part II:

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 8. Financial Statements and Supplementary Data
Item 9A. Controls and Procedures

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

Restatement

The following discussion and analysis of our financial condition and results of operations includes the effects of the restated and reclassified amounts as disclosed herein under the heading "Restatement and Reclassification" and in "Note L" to our audited consolidated financial statements for the years ended December 31, 2008 and 2007, titled "Restatement and Reclassification," which are included in Part II, Item 8 of this Form 10-K/A, Amendment No. 1. For this reason, the data set forth in this section may not be comparable to discussions and data in our previously filed in other reports or filings we have made with the SEC.

General

We market and install a wide variety of attractive, durable, low-maintenance vinyl products, including fencing, patio covers, decking, railing and trim categories.  During 2008, fencing products represented approximately 62% of our gross income (revenue) and patio covers represented approximately 28% of our gross income.  Our products are used largely in renovation and remodeling by our customers who include homeowners and homeowner associations.  We have increased sales and revenue in each of our five years of existence, and our gross profit has exceeded 44% in each year of existence after our first year of operations.

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

There are no national chains dedicated exclusively to the retail sale and installation of vinyl fencing and patio products.  During 2009, we will seek to develop a franchise program to take advantage of the considerable growth expected by industry experts in sales of vinyl fencing and patio covers relative to other fencing and patio cover materials.  Through this franchise program we will seek to establish a national chain of vinyl fence and patio cover distributorships to fill the void in the national vinyl fencing market.  Our ultimate goal is to build a national brand.  Though we have never undertaken detailed research regarding our franchising potential, we believe that with proper training and motivation our well-conceived and sophisticated marketing and sales program can be replicated throughout the country.  We believe that we can benefit from the economies of scale derived from multiple franchises that will give us the opportunity to deploy national advertising and promotional programs that are beyond the financial and creative capabilities of others in our industry and negotiate improved pricing of the vinyl material from which our products are manufactured.  We believe that this will allow us to capture significant national market share and build strong consumer brand awareness, which eventually may serve as a barrier to competitive entry to others on a national level.

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

Inventory

Inventory is stated at the lower of average cost or market value.  Inventory consists of raw materials (approximately 80%) and fabricated materials awaiting installation (approximately 20%).  Under the terms of its agreement with its vinyl supplier, the Company receives substantial discounts to product prices.

Reclassification and Restatement

On November 10, 2009, our board of directors, upon the identification by and recommendation of management, concluded that the previously issued financial statements contained in our Annual Report on Form 10-K ("2008 Annual Report") for the year ended December 31, 2008, and our quarterly reports on Form 10-Q for the quarters ended March 31, 2009 and June 30, 2009 should no longer be relied upon because of errors in those financial statements, and that we would amend and restate these consolidated financial statements to make the necessary accounting corrections.

Set forth below is a discussion of the reasons for the restatement and the reclassification and a presentation of the specific financial information that was amended and restated as a result thereof.

Restatement: In February 2009, we calculated our federal and state corporate income taxes due for the year ended December 31, 2008 in reliance on advice from our professional tax preparer that we could compute the taxes on a consolidated basis after giving effect to the acquisition of The Vinyl Fence Company, Inc. ("TVFC"), which became our wholly owned subsidiary in November 2008.  The Original 2007/2008 Financial Statements included the amount of the federal and state taxes on a consolidated basis, which we reported as aggregating approximately $50,000.  In March 2009, we filed for extensions of the time in which to pay the taxes with the Internal Revenue Service and the California Franchise Tax Board to defer payment of the taxes until September 2009.  In the course of finalizing our tax returns, which we were required to file by September 15, 2009, we were advised by our tax preparer that we could not file the returns of the parent (us) and our subsidiary, TVFC, on a consolidated basis because we did not file the appropriate notification forms in connection with our acquisition of TVFC and change in fiscal year end of our Company.  As a result, we were required to file individual returns for each entity.  The prohibition against preparing tax returns that consolidated the operations of our company and TVFC results in higher federal and states corporate income taxes owed, the total amount of which is approximately $80,000, representing a $30,000 difference between the amount of the taxes we originally calculated and reported and the amount we actually owed.  The additional amount of federal and state corporate income taxes to be paid is material to our financial statements.

The restatement of the audited consolidated financial statements for the years ended December 31, 2007 and 2008 to report the accurate amount of federal and state corporate income taxes owed affected individual components of our Consolidated Balance Sheet, the Consolidated Statements of Operations, Consolidated Statement of Shareholders’ Equity and Consolidated Statement of Cash Flows for the year ended December 31, 2008.  The restatement had no effect on reported earnings per share for that period.  The audited consolidated financial statements for the 2007 fiscal year were not affected in any way.  The Company has added a restatement footnote as "Note L" to the financial statements filed herewith, titled "Reclassification and Restatement."

The following table demonstrates the changes in certain line items in the Consolidated Statements of Operations for the year ended December 31, 2008 and the Consolidated Balance Sheet as of December 31, 2008 that were affected by the restatement and the amount of the change in each year:

	2008
	As Originally Reported	As Restated	Effect of Change
Statement of Operations:
Income Taxes	(50,000)	(80,000)	(30,000)
Net Income	$55,155	$25,155	(30,000)

Statement of Cash Flows:
Net Income	55,155	25,155	(30,000)
Decrease (Increase) in Prepaid Expenses	(15,608)	(6,808)	8,800
Increase (Decrease) in Income Taxes Payable	(9,732)	11,468	21,200
Balance Sheet:
Prepaid Expenses	47,451	38,651	(8,800)
Total Currant Assets	381,792	372,992	(8,800)
Total Assets	$671,653	$662,853	(8,800)
Income Taxes Payable	0	21,200	21,200
Total Current Liabilities	435,705	456,905	21,200
Total Liabilities	465,883	487,083	21,200
Retained Earnings	112,670	82,670	(30,000)
Total Shareholders’ Equity	$205,770	$175,770	(30,000)
Total Liabilities and Shareholders’ Equity	$671,653	$662,853	(8,800)

Reclassification:  In prior years, we had included as a component of Interest Expense, a line item in the statement of operations portion of our consolidated financial statements, the amount of credit card fees charged by credit card companies to our Company for accepting payments from our customers by credit card, and the amount of financing discounts, which represents the amount we receive from companies that finance a customer’s purchase of our products, which is less than the amount of our invoice to the customer (the difference being the financing discount).  By letter dated April 22, 2009, the staff of the SEC provided us with comments to a filing we made in which it alerted us to the fact that we may not have classified these two items correctly under generally accepted accounting principles in the consolidated Statement of Operations we filed as part of the financial statements included in that filing.  In response to these comments, the board of directors, upon the recommendation of management, concluded that credit card fees and financing discounts were more appropriately classified as selling, general and administrative expenses.

The reclassification of the audited consolidated financial statements for the years ended December 31, 2007 and 2008 to include credit card fees and financing discounts as selling, general and administrative expenses affected individual components of the Company’s Consolidated Statements of Operations for each of the years in the two-year period ended December 31, 2008.  This reclassification did not result in any change to our reported Consolidated Balance Sheets as of December 31, 2008 and 2007 or the Consolidated Statements of Cash Flows for either of the years in the two-year period ended December 31, 2008 and had no effect on the reported consolidated net income or net earnings per share for either period (thought it did affect net operating income and net other income in each of 2007 and 2008 periods).  The Company has added a reclassification footnote as Note L to the financial statements filed herewith, titled "Reclassification and Restatement."

The following table demonstrates the changes in certain line items in the Consolidated Statements of Operations for the years ended December 31, 2008 and 2007 that were affected by the reclassification and the amount of the change in each such year:

	2008 As Originally Reported	2008 As Reclassified	Effect of Change	2007 As Originally Reported	2007 As Reclassified	Effect of Change
Selling, General and Administrative	$401,775	$442,930	$41,155	$362,321	$379,524	$17,203
Total Expenses	1,886,763	1,927,918	41,155	1,406,388	1,423,591	17,203
Net Operating Income	145,843	104,688	(41,155)	663,936	646,733	(17,203)
Interest Expense	(47,273)	(6,118)	1,155	(21,987)	(4,784)	17,203
Net Other Income (Expense)	(40,688)	467	41,155	(19,015)	(1,812)	17,203

Results of Operations

Comparison of the Years Ended December 31, 2008 and 2007
(as restated and reclassified – see above)

Income: Income for the year ended December 31, 2008 was $4,157,860, an increase of $224,648, or 5.75%, from $3,933,212 for the comparable period in 2007. The increase was the result of increased focus on marketing and sales.

Cost of Goods Sold: During 2007 and 2008, the contract with our vinyl supplier provided for significant discounts on raw materials we purchased upon achieving certain specified purchase quotas, which we met.  We benefitted materially from the discount for the 2007 and 2008 fiscal years.  Our cost of goods sold for all periods reported in this Annual Report on Form 10-K is net of the discount we receive on the cost of raw materials.

Gross Profit:  Gross profit decreased from $2,070,324 in 2007 to $2,032,606 in 2008, a decrease of 1.8%, and the gross profit percentage declined from 52.6% in 2007 to 48.9% in 2008.  These decreases were due to personnel problems in our fabricating and installation departments.  We have addressed these issues by terminating three employees. re-defining the roles of our staff responsible for fabrication and installation, by restructuring our work force, and increasing the involvement of the accounting manager in inventory control, which we believe have rectified the problem.

Expenses:

Advertising and marketing expense increased $10,648 or 5.7%, as we identified the proper mix of advertising media to attract customers and grow our business.

Selling, general and administrative expenses as restated (see above) increased from $379,524 in 2007 to $442,930, or 16.7%, in 2008.  The $63,406 was due primarily to increases of $20,000 in vehicle expense, $16,000 in depreciation, $27,000 in insurance (health, liability and umbrella coverage), and $24,000 in credit card fees and financing discounts (both of which relate to customers who finance their purchases), offset by a $30,000 decrease in travel and meals expense.

Payroll expenses increased from $646,918 to $984,605, an increase of $337,687 or 52.2%.  The was due to the conversion of $152,000 of notes receivable from the two principals to salary, and the classification of distributions in October, November and December 2008 to the two principals as salary rather than as dividends.

Professional fees increased from $110,267 to $199,933, or 81.3%.  This was due primarily to increases in information technology of $18,000, marketing of $13,000, and legal and accounting fees relating to the Share Exchange Agreement and annual audit of $56,000.

Rent expense was relatively unchanged between periods.

Income Taxes as restated (see above) were $80,000 in 2008, an increase of $70,268 over 2007.  This resulted from TVFC's election to be treated as a Subchapter C corporation under the Internal Revenue Code of 1986, as amended (the "Code") as opposed to a Subchapter S corporation under the Code, as of January 1, 2008.  As of December 31, 2008, the Company has a net operating loss carryforward for federal tax purposes of $56,025 and a net operating loss carryforward for state tax purposes of $42,209.

Comparison of the Years Ended December 31, 2007 and 2006
(as reclassified – see above)

Income: Income for the year ended December 31, 2007 was $3,933,212, an increase of $1,207,586, or 44.3%, from $2,725,626 for the comparable period in 2006. The increase was the result of increased focus on marketing and sales, including increased advertising and marketing expenses.

Cost of Goods Sold: During 2007 and 2008, the contract with our vinyl supplier provided for significant discounts on raw materials we purchased upon achieving certain specified purchase quotas, which we met.  We benefitted materially from the discount for the 2007 and 2008 fiscal years.  Our cost of goods sold for all periods reported in this Annual Report on Form 10-K is net of the discount we receive on the cost of raw materials.

Gross Profit:  Gross profit increased from $1,382,483 in 2006 to $2,070,324 in 2007, an increase of 49.8%, and the gross profit percentage increased from 50.7% in 2007 to 52.6% in 2007.  These increases were due to improved management of labor and material costs.

Expenses:

Advertising and marketing expense increased $31,100 or 20.1%, which contributed to the increase in income.

Selling, general and administrative expenses (as reclassified – see above) increased from $245,931 in 2006 to $379,524, or 54.3%, in 2007.  The $133,593 increase was due primarily to increases of approximately $16,000 in vehicle expense, $28,000 in insurance (health, liability and  umbrella coverage), $40,000 in small tools and supplies, $22,000 in travel and entertainment expenses and $13,000 in credit card fees and financing discounts (both of which relate to customers who financed their purchases).

Payroll expenses increased from $468,215 to $646,918, an increase of $178,703 or 38.2%.  This was due primarily to the addition of staff personnel to handle the increased volume of business.

Professional fees increased from $79,278 to $110,267, or 39.1%.  The $30,989 increase was due primarily to an increase of approximately $43,000 for marketing and $14,000 for legal fees, offset by a decrease in financial consulting of approximately $30,000.

Rent expense was relatively unchanged between periods.

Liquidity and Capital Resources

Our current capital requirements are allocated principally among payroll; selling, general and administrative expenses; rent; and advertising and marketing expenses.  Historically, we have financed our business with cash flow from operations and borrowings under our line of credit.

Though we believe that we have and will have available to us from operating revenue the capital resources necessary to implement our proposed franchise program, we may have underestimated the costs required or we may encounter unanticipated costs and we may suffer delays and difficulties that may necessitate obtaining cash from outside sources.  Currently, we have a $100,000 line of credit available to us (of which $48,000 was unused and available as of March 27, 2009) that likely would be insufficient to fund substantial additional unanticipated costs that may be associated with the development of our franchise program.  Additional cash may not be available to us on acceptable terms, if at all.  Initially, a significant portion of the cash required to develop and execute our franchise program will be allocated to the engagement of a franchise consultant to undertake the research and surveys necessary to confirm our franchising potential, to establish franchise pricing and territory and to provide the complete range of information, implementation strategies, policies, procedures, operating manuals, marketing tools and other materials required to develop and implement a competitive franchise program.  Once a program has been developed, we expect that we will allocate significant cash resources to advertising, both to attract franchisees and to fund advertising of our products.  We may not realize profit from this investment for several years.

Cash and Cash Equivalents

Our cash and cash equivalents were $134,251 at December 31, 2007, and decreased to $114,901 by December 31, 2008.

Net cash provided by operating activities

Net cash provided by operating activities was $164,815 for the year ended December 31, 2008, a decrease of $434,500 from $599,315 for the year ended December 31, 2007.  The decrease was primarily attributable to a decrease in net income of $610,034, offset by increases in accounts payable, accrued expenses and credit card balances of $78,000 and other working capital items, net.

Net cash used in investing activities

Net cash provided by investing activities was $109,691 for the year ended December 31, 2008, a decrease of $78,060 from $120,369 for the year ended December 31, 2007. The decrease was primarily attributable to the purchase of four vans and machinery in 2007.

Net cash used in financing activities

Net cash used in financing activities was $293,857 for the year ended December 31, 2008, compared to $371,191 for the year ended December 31, 2007, a decrease of $77,334, or 21%.  The decrease was attributable to a decrease in dividends of $77,000 paid to the principals of TVFC; and an increase in the sale of common stock of $61,000, all offset by a net change in vehicle and  equipment financing proceeds less principal payments of $44,628 and line of credit payments of $17,945 in 2007.

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

Item 8. Financial Statements and Supplementary Data

Financial Statement Index

Independent Auditor’s Report	F-1
Audited Balance Sheet for the years ended December 31, 2008 and 2007	F-2
Audited Statement of Operations for the years ended December 31, 2008 and 2007	F-3
Audited Statement of Stockholders’ Deficit for the years ended December 31, 2008	F-4
Audited Statement of Cash Flows for the years ended December 31, 2008 and 2007	F-5
Notes to Financial Statements	F-6

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

Traci J. Anderson, CPA
Huntersville, NC

February 27, 2009, except for Note L as to which the date is November 9, 2009

VINYL PRODUCTS, INC. (f/k/a RED OAK CONCEPTS, INC.)
CONSOLIDATED BALANCE SHEETS (2008 Restated - Note L)
December 31, 2008 and 2007
	2008	2007
ASSETS
CURRENT ASSETS:
Cash and Cash Equivalents	$114,901	$134,251
Accounts Receivable	57,575	68,947
Receivable from Shareholders	-	152,000
Stock Receivable	5,000	-
Inventory	156,865	136,671
Prepaid Expenses - restated	38,651	31,843
Total Current Assets	372,992	523,712
PROPERTY AND EQUIPMENT:
Property and Equipment	429,255	386,946
Less Accumulated Depreciation	148,084	99,539
Net Property and Equipment	281,171	287,407
OTHER ASSETS:
Security Deposits	8,690	8,690
Total Other Assets	8,690	8,690
TOTAL ASSETS	$662,853	$819,809
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Current Portion of Long-Term Liabilities	$18,646	$23,716
Note Payable to Shareholder	-	29,900
Accounts Payable and Accruals	255,401	139,212
Customer Deposits	161,658	182,570
Income Taxes Payable - restated	21,200-	9,732
Total Current Liabilities	456,905	385,130
LONG-TERM LIABILITIES:
Vehicle and Installment Purchase Contracts	48,824	68,780
Less Current Portion Shown Above	18,646	23,716
Net Long-Term Liabilities	30,178	45,064
Total Liabilities	487,083	430,194
SHAREHOLDERS' EQUITY:
Preferred Stock ($.0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding at December 31, 2008)	-	-
Common Stock ($0.0001 par value; 100,000,000 shares authorized; 22,859,000 shares issued and outstanding at December 31, 2008)	2,286	2,280
Paid in Capital	90,814	(180)
Retained Earnings - restated	82,670	387,515
Total Shareholders' Equity	175,770	389,615
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$662,853	$819,809

The accompanying notes are an integral part of these financial statements.

VINYL PRODUCTS, INC. (f/k/a RED OAK CONCEPTS, INC.)
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2008 and 2007 (Reclassified and Restated – Note L)

	2008	2007

Income	$4,157,860	$3,933,212

Cost of Goods Sold:
Labor	806,356	687,116
Materials	1,278,524	1,137,187
Other	40,374	38,585
Total Cost of Goods Sold	2,125,254	1,862,888
Gross Profit	2,032,606	2,070,324

Expenses:
Advertising and Marketing	196,660	186,012
Selling, General, and Administrative - reclassified	442,930	379,524
Payroll Expense	984,605	646,918
Professional Fees	199,933	110,267
Rent Expense	103,790	100,870
Total Expenses	1,927,918	1,423,591

Net Operating Income	104,688	646,733

Other Income (Expense):
Interest Income	6,585	2,972
Interest Expense - reclassified	(6,118)	(4,784)
Net Other Income (Expense)	467	(1,812)

Income Before Income Taxes	105,155	644,921

Income Taxes	(80,000)	(9,732)

Net Income	$25,155	$635,189

Basic and fully diluted earnings per share	$0.00	$0.03

Weighted average shares outstanding — basic	22,805,981	22,800,000

Weighted average shares outstanding — diluted	22,842,105	22,800,000

The accompanying notes are an integral part of these financial statements.

VINYL PRODUCTS, INC. (f/k/a RED OAK CONCEPTS, INC.)
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
For the Years Ended December 31, 2008 (Restated) and 2007

						Retained
	Preferred Stock		Common Stock		Paid-in	Earnings –
	Shares	Stock	Shares	Stock	Capital	Restated – Note L

Balances, December 31, 2006	-	$-	2,000	$2,000	$-	$159,326

Shareholder Distributions	-	-	-	-	-	(407,000)

Reverse Merger	-	-	22,798,000	280	(180)	-

Net Income for the year	-	-	-	-	-	635,189

Balances, December 31, 2007	-	$-	22,800,000	$2,280	$(180)	$387,515

Issuance of Common Stock	-	-	59,000	6	61,094	-

Contribution of Capital	-	-	-	-	29,900	-

Shareholder Distributions	-	-	-	-	-	(330,000)

Net Income for the year	-	-	-	-	-	25,155

Balances, December 31, 2008	-	$-	22,859,000	$2,286	$90,814	$82,670

The accompanying notes are an integral part of these financial statements.

VINYL PRODUCTS, INC. (f/k/a RED OAK CONCEPTS, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2008 (Restated – Note L) and 2007
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$25,155	$635,189
Adjustments to Reconcile Net Income to Cash Provided by Operating Activities:
Depreciation	48,545	36,101
Changes in Assets and Liabilities:
Decrease (Increase) in Accounts Receivable	11,372	(29,391)
Decrease (Increase) in Inventory	(20,194)	(42,605)
Decrease (Increase) in Prepaid Expenses	(6,808)	(27,715)

Increase (Decrease) in Accounts Payable & Accrued Expenses	136,509	16,230
Increase (Decrease) in Customer Deposits	(20,912)	(20,569)
Increase (Decrease) in Credit Card Balances	(20,320)	22,343
Increase (Decrease) in Income Taxes Payable	11,468	9,732
Net Cash Provided by (Used in) Operating Activities	164,815	599,315
CASH FLOWS FROM INVESTING ACTIVITIES
Vehicle Purchases	-	(53,064)
Leasehold Improvements	(36,494)	(13,552)
Machinery and Equipment Purchases	3,813	(45,721)
Office and Computer Equipment Purchases	(9,628)	(8,032)
Decrease in Receivable from Shareholders	152,000	-
Net Cash Provided by (Used in) Investing Activities	109,691	(120,369)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of Common Stock	61,100	100
Contribution of Capital	29,900	-
Line of Credit Payments	-	(17,945)
Vehicle Loan Proceeds, Net of Principal Payments	(15,168)	29,460
Issuance of Stock Receivable	(5,000)	-
Note Payable Principal Payments	(4,789)	(5,706)
Increase (Decrease) in Note Payable to Shareholder	(29,900)	29,900
Dividends Paid	(330,000)	(407,000)
Net Cash Provided by (Used in) Financing Activities	(293,857)	(371,191)

NET CASH INCREASE FOR THE PERIOD	(19,351)	107,755

CASH AT THE BEGINNING OF THE YEAR	134,252	26,496

CASH AT END OF THE YEAR	$114,901	$134,251

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
INTEREST	$44,881	$21,988
TAXES	$58,532	$-

The accompanying notes are an integral part of these financial statements.

VINYL PRODUCTS, INC.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2008 and 2007 (Reclassified and Restated)

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization – Vinyl Products, Inc. (the "Company”) was incorporated in the State of Delaware on May 24, 2007 under the name Red Oak Concepts, Inc. to serve as a vehicle for a business combination through a merger, capital stock exchange, asset acquisition or other similar business combination.  The Company filed a registration statement on Form 10 under the Securities Exchange Act of 1934, as amended, to register its class of common stock on September 15, 2007 that was effective as of November 14, 2007.  On December 4, 2007, the Company changed its jurisdiction of domicile by merging with a Nevada corporation titled Red Oak Concepts, Inc.

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

VINYL PRODUCTS, INC.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2008 and 2007 (Reclassified and Restated)

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

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

VINYL PRODUCTS, INC.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2008 and 2007 (Reclassified and Restated)

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

NOTE B – SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the year ended December 31, 2008 are summarized as follows:

Cash paid during the period for interest and income taxes:

Interest	$6,118
Income Taxes	$58,532

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

NOTE D — LONG-TERM DEBT OBLIGATIONS

The Company acquired four vehicles under installment sales contracts with interest rates varying from 4.9% to 6.9%.  The Company also acquired equipment under a capital lease agreement with interest at 4.9%.  Future payments under these agreements are as follows:

VINYL PRODUCTS, INC.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2008 and 2007 (Reclassified and Restated)

2009	$18,647
2010	$18,647
2011	$12,739
2012	$3,261

NOTE E – INCOME TAXES

Prior to 2008, the Company had elected to be taxed as a Subchapter S corporation, and as such the net income of the Company was passed through to the Company’s two shareholders.  The Company is now a Subchapter C corporation and is subject to Federal and State income taxes.

 Income tax expense for the year ended December 31, 2008 is as follows:

Federal	$61,000
California	$19,000

As of December 31, 2008, the Company had a net operating loss carryforward for federal tax purposes of $56,025 and a net operating loss carryforward for state tax purposes of $42,209.

NOTE F – NET INCOME PER COMMON SHARE

The Company’s reconciliation of the numerators and denominators of the basic and fully diluted income per share is as follows for the years ended December 31, 2007 and 2008:)

	For the Year Ended December 30, 2007
	Income	Shares		Per-Share
	(Numerator)	(Denominator)		Amount
Net Income	$635,189
Basic EPS
Income available to Common shareholders	$635,189	22,800,000	(A)	$.03

Effect of Dilutive Securities
Stock Options		-0-

Diluted EPS
Income available to Common shareholders	$635,189	22,800,000		$.03

	For the Year Ended December 31, 2008
	Income	Shares		Per-Share
	(Numerator)	(Denominator)		Amount
Net Income	$25,155
Basic EPS
Income available to Common shareholders	$25,155	22,805,981	(A)	$.00

Effect of Dilutive Securities
Stock Options		36,128

Diluted EPS
Income available to Common shareholders	$25,155	22,842,109		$.00
(A)  See Note A.

VINYL PRODUCTS, INC.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2008 and 2007 (Reclassified and Restated)

NOTE G – EMPLOYEE STOCK OPTION PLAN

On September 24, 2008, the Company granted stock options to employees to purchase 133,800 shares of common stock at $.50 a share.  Three employees subsequently left the Company and their options for 600 shares were terminated.  The options expired on September 23, 2009, at which time  options to purchase 5,200 shares had been exercised.

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

VINYL PRODUCTS, INC.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2008 and 2007 (Reclassified and Restated)

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

Preferred Shares

The Company is authorized to issue 10,000,000 shares of $.0001 par value preferred stock.  As of December 31, 2008, the Company had no preferred shares outstanding.  During 2008 and 2007, the Company did not issue any preferred shares of preferred stock.

NOTE J – STOCK RECEIVABLE

The Company had $5,000 in Stock Receivable which represents stock that was purchased in 2008 and paid for in February 2009.

NOTE K – SUBSEQUENT EVENTS

In 2009, the Company drew down $52,000 under its line of credit and subsequently repaid $27,000, leaving an outstanding balance as of October 12, 2009, of $25,000 (see Note C).

NOTE L – RECLASSIFICATION AND RESTATEMENT:

(A)
RECLASSIFICATION:  In prior years, the Company had included as a component of Interest Expense credit card fees charged by credit card companies to our Company for accepting payments from our customers by credit card, and financing discounts representing the amount we receive from companies that finance a customer’s purchase of our products, which is less than the amount of our invoice to the customer.  The Company subsequently concluded that these two items were more appropriately classified as selling, general and administrative expenses.  Accordingly, the 2008 and 2007 audited Statements of Operations have been reclassified to include these items in Selling, General and Administrative Expenses.

The following line items in the Statements of Operation were affected:

	2008 As Originally Reported	2008 As Reclassified	Effect of Change	2007 As Originally Reported	2007 As Reclassified	Effect of Change
Selling, General and Administrative	$401,775	$442,930	$41,155	$362,321	$379,524	$17,203
Total Expenses	1,886,763	1,927,918	41,155	1,406,388	1,423,591	17,203
Net Operating Income	145,843	104,688	(41,155)	663,936	646,733	(17,203)
Interest Expense	(47,273)	(6,118)	41,155	(21,987)	(4,784)	17,203
Net Other Income (Expense)	(40,688)	467	41,155	(19,015)	(1,812)	17,203

VINYL PRODUCTS, INC.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2008 and 2007 (Reclassified and Restated)

(B)
RESTATEMENT: Income Taxes for 2008 was previously reported as $50,000; the correct amount was $80,000.  Accordingly, the 2008 financial statements have been restated to reflect the correction of this error.

The following line items in the 2008 Statement of Operations, Balance Sheet and Statement of Cash Flows were affected:

	2008 As Originally Reported	2008 As Restated	Effect of Change
Statement of Operations:
Income Taxes	(50,000)	(80,000)	(30,000)
Net Income	$55,155	$25,155	(30,000)

Balance Sheet:
Prepaid Expenses	47,451	38,651	(8,800)
Total Current Assets	381,792	372,992	(8,800)
Total Assets	$671,653	$662,853	(8,800)
Income Taxes Payable	0	21,200	21,200
Total Current Liabilities	435,705	456,905	21,200
Total Liabilities	465,883	487,083	21,200
Retained Earnings	112,670	82,670	(30,000)
Total Shareholders’ Equity	205,770	175,770	(30,000)
Total Liabilities and Shareholders’ Equity	$671,653	$662,853	(8,800)

Statement of Cash Flows:
Net Income	55,155	25,155	(30,000)
Decrease (Increase) in Prepaid Expenses	(15,608)	(6,808)	8,800
Increase (Decrease) in Income Taxes Payable	(9,732)	11,468	21,200

Item 9A. Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information we are required to disclose in the reports we file under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including our President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management also is responsible for establishing and maintaining internal control over financial reporting which is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles.  Internal control over financial reporting includes policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding the prevention or timely detection of the unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Our management does not expect that our disclosure controls and procedures or internal control over financial reporting will be effective in all instances.  There are inherent limitations in all control systems that reflect both resource constraints and the human factor as it relates to the application of a control system, including the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes.  Controls also can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls.  The design of any system of controls is based in part upon certain assumptions about the likelihood of future events and any design may not succeed in achieving its stated goals under all potential future conditions.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2008, the Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer (principal executive officer, or PEO) and Chief Financial Officer (principal financial officer, or PFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Exchange Act), pursuant to Exchange Act Rule 13a-15.  As a result of our evaluation we identified the following material weaknesses in our disclosure controls and procedures, which are more fully described below under the heading "Identification of Material Weakness":
:
•	failure to implement entity level controls;
•	failure to institute adequate inventory and labor utilization controls;
•	failure to institute procedures to accurately compute taxes; and
•	undue reliance on third party professionals.

In view of the results of our evaluation, the Company’s PEO and PFO concluded that the Company's disclosure controls and procedures were not effective as of December 31, 2008.

Changes in Internal Controls

We believe that the material weaknesses we identified with respect to our disclosure controls and procedures also represented weaknesses in our internal control over financial reporting.  During the three months ended December 31, 2008, we made changes to our internal control over financial reporting (as defined in Rules 13a-15 and 15d-15 under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, as more fully described below under the heading "Identification of Material Weakness."

Identification of Material Weaknesses in Controls and Procedures

In the course of preparing the audited consolidated financial statements we filed with the Form 10-K for the year ended December 31, 2008 (the "Original Filing") and the periods thereafter, and in connection with the evaluation of our controls and procedures, we discovered the material weaknesses in our controls and procedures enumerated above under the heading "Evaluation of Disclosure Controls and Procedures."

A material weakness in internal control over financial reporting is defined in Section 210.1-02(4) of Regulation S-X as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely.  A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the Company's financial reporting.

Prior to our acquisition of The Vinyl Fence Company, Inc. ("TVFC") in November 2008, we were a "shell" company that had no operations and TVFC had operated its business as a private company.  Accordingly, we were not subject to the rigorous rules and regulations relating to controls and procedures under the Sarbanes Oxley Act of 2002 or the Exchange Act.

A.	Failure to Implement Entity Level Controls and Inventory and Labor Utilization Controls

In connection with the preparation of unaudited financial statements for the quarter ended September 30, 2008, management of TVFC, which became our subsidiary after the share exchange transaction consummated on November 20, 2008, determined that TVFC had material weaknesses in its internal controls over financial reporting and, consequently, weaknesses in our disclosure controls and procedures.  We are reporting the weaknesses in this Form 10-K because it is the first periodic report we are filing under the Exchange Act.

Management became aware of the accounting irregularities in the course of reviewing monthly financial operations reports for the month ended September 30, 2008 that demonstrated a significant decline in TVFC's gross profit percentage over the previous several months.  In an itemized review of the monthly financial information for the several prior quarters, management of TVFC was unable to account for approximately $200,000 of inventory that TVFC had purchased that was not the subject of corresponding sales orders.  During the course of TVFC's preliminary investigation of the matter in September 2008, management discovered that certain employees were committing fraud against the Company by stealing inventory and reselling it pursuant to fraudulent sales orders that were never submitted to the Company.  These employees were retaining the sale price of the inventory and, in some cases, using Company employees to fabricate and install the products on Company time using Company equipment and vehicles.

We reported the loss resulting from the theft of inventory in our unaudited financial statements for the quarter ended September 30, 2008 and the numerical information included in those financial statements is accurate.  However, the notes to the financial statements did not discuss the theft or provide an explanation for the declining financial performance, as we continued to investigate the circumstances surrounding the incidents.  Furthermore, while the management's discussion and analysis portion of the Current Report on Form 8-K (filed with the SEC on November 26, 2008) made reference to a decline in our gross profit resulting from personnel problems in our fabricating and installation departments, noting that we addressed these issues by re-defining the roles of our staff responsible for fabrication and installation and by restructuring our work force, it did not make reference to the theft or the weaknesses in our internal controls and procedures.

In connection with its investigation of the unaccounted for inventory, management of TVFC identified the following material weaknesses to TVFC’s (and, after consummation of share exchange on November 20, 2008, the Company's) internal control over financial reporting:

Entity Level Controls:    The Company failed to develop and maintain a company-wide anti-fraud program over the initiating and processing of financial transactions, as well as other company-wide procedures which may have an impact on internal controls over financial reporting.

Inventory and Labor Utilization Control: Senior management failed to maintain sufficient oversight over inventory usage and labor utilization.   As an example, this lack of proper oversight allowed certain trusted employees to fabricate ship and install products for fraudulent jobs.

During the last fiscal quarter of 2008, management implemented measures to address these material weaknesses in our internal control over financial reporting.  These actions have materially affected the Company’s internal control over financial reporting for that period, and included:

•
Personnel Changes:  Our primary responses to rooting out the fraud were to terminate those identified as the perpetrators and to redefine the roles of the managers of our accounting department, customer service department and installation department.  The underlying premise of the changes in our managers' roles is to distribute accountability for transactions within each of the core elements of our operations among multiple departments.  These changes are intended to ensure that each material transaction is examined by more than one individual; a safeguard that we believe will significantly reduce the possibility that a fraudulent transaction would go undetected or unreported to senior management.

•
Inventory Control Procedures:  We developed a series of controls and procedures to monitor the flow of inventory through each stage of our operations.  Inventory is reconciled with materials purchased and received against jobs scheduled and the analysis reports are reviewed by senior management.  Material variances between inventory inspected and inventory requirements for booked orders are reported to management immediately.  We also are developing returned goods procedures that will account for materials returned from jobsites (for scrap or reuse) which will allow us to determine the true material usage and gross profit.

In addition to the foregoing, management more closely oversees all aspects of operations.  More importantly, management reviews gross profit components and percentages on a monthly basis to ensure that we properly account for all inventory.

There can be no assurance at this time that the actions taken to date will effectively remediate the material weakness described above. We are continuing to closely monitor and assess the effectiveness of our processes, procedures and controls, and our board of directors (which serves as our audit committee) will make adjustments as and when necessary.

B.	Failure to Institute Procedures to Accurately Compute Taxes; Reliance on Third Party Professionals

We determined that our failure to accurately compute our federal and state corporate income tax liability for the year ended December 31, 2008, as described under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations – Reclassification and Restatement," was a result of the following weaknesses in our internal control over financial reporting:

•
Inadequate Expertise in the application of Federal and State Tax Laws as they Impact Financial Reporting: Our internal accounting personnel did not possess sufficient expertise in the application of federal and state tax laws as they apply to consolidation of an acquired business with a different fiscal year end.

•
Reliance on Third Party Professionals: We retained a certified public accountant to prepare our tax returns for the year ended December 31, 2008.  We may not have adequately assessed this person's qualifications to ascertain his level of experience to render the services for which we retained him.  Moreover, we did not adequately monitor this person's work and placed undue reliance on his expertise without confirming the accuracy of the finished product.

Our failure to accurately compute our federal and state corporate income taxes for the year ended December 31, 2008 resulted in an understatement of our tax liability at December 31, 2008, which impacted our financial statements in each subsequent interim period through June 30, 2009.  As further described in Note L to the audited consolidated financial statements accompanying this report, this error resulted in the restatement of the Company’s financial statements for the year ended December 31, 2008.

We have not yet taken any action to remediate the material weaknesses identified above.  We currently are exploring all of the options available to us and will consider each option carefully before taking any action.  The remediation of these material weaknesses will be among our highest priorities.

We cannot assure you at this time that the actions and remediation efforts we ultimately implement will effectively remediate the material weakness described above.

Management’s Report on Internal Control over Financial Reporting

We are required to evaluate our internal control over financial reporting in order to allow management to report on their effectiveness on an annual basis, as required by Section 404 of the Sarbanes-Oxley Act of 2002 and the rules and regulations of the SEC.  These laws and regulations provide that management's evaluation of the effectiveness of our internal control over financial reporting is based on a suitable, recognized control framework that is established by a body or group that has followed due-process procedures, including the broad distribution of the framework for public comment.  We are in the process of implementing the components and principles presented in "Internal Control — Integrated Framework," issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), as the basis for our internal control over financial reporting.   We expect to base assessments of and reports on our internal control over financial reporting on the COSO framework commencing with the year ending December 31, 2009.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Item 15. Exhibits, Financial Statement Schedules.

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
31.1+
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2009.

31.2+
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2009.

32.1+	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
#	Incorporated by reference to the registrant's filing on Form 10-SB as filed with the Securities and Exchange Commission on August 15, 2007.
^	Incorporated by reference to the registrant's filing on Amendment No. 1 to Form 10-SB as filed with the Securities and Exchange Commission on September 4, 2007.
*	Incorporated by reference to the registrant's Current Report on Form 8K as filed with the Securities and Exchange Commission on November 26, 2008.
†	Incorporated by reference to the registrant's registration statement on Form S-1 as filed with the Securities and Exchange Commission on March 27, 2009.
◊	Incorporated by reference to the registrant's Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 31, 2009.
+	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 12, 2009.

VINYL PRODUCTS, INC.

By:	/s/ Gordon Knott
Gordon Knott

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on November 12, 2009.

Signature	Title

/s/ Gordon Knott	President, Principal Executive Officer and Director
Gordon Knott

/s/ Douglas E. Wells	Chief Financial Officer and Principal Financial Officer
Douglas E. Wells

/s/ Garabed Khatchoyan	Secretary and Director
Garabed Khatchoyan