Form 10-Q/A
period 2009-03-31
VINYL PRODUCTS, INC.
filed 2009-11-13
CIK 1409014

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2009

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-52769

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

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

EXPLANATORY NOTE

On November 10, 2009, the board of directors Vinyl Products, Inc. (“we,” “us,” “our” or the “Company”), upon the identification by and recommendation of management, concluded that the previously issued financial statements contained in our Annual Report on Form 10-K ("2008 Annual Report") for the year ended December 31, 2008, and our quarterly reports on Form 10-Q for the quarters ended March 31, 2009 and June 30, 2009 should no longer be relied upon because of errors in those financial statements, and that we would amend and restate these consolidated financial statements to make the necessary accounting corrections.

We are filing this Form 10-Q/A to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 ("Amended March 2009 10-Q") as originally filed with the Securities and Exchange Commission on May 15, 2009 ("Original March 2009 10-Q") to:

•
amend and restate the consolidated financial statements included the Original March 2009 10-Q to reflect the effect of the amendment and restatement of the audited consolidated financial statements for the years ended December 31, 2008 and 2007, as filed in an amendment on Form 10-K/A to the Annual Report on Form 10-K for the year ended December 31, 2009 on the date hereof (the “Amended 2008 10-K”);

•
reclassify certain financial information included in the financial statements filed with Original March 2009 10-Q to reflect the effect of the reclassification of the audited consolidated financial statements filed with the Amended 2008 10-K;

•	amend and restate the "Management's Discussion and Analysis of Financial Condition and Results of Operations"; and

•	amend Item 4(T). Controls and Procedures.

Concurrent herewith, we are filing the Amended 2008 10-K and a Form 10-Q/A to our quarterly report on Form 10-Q for the three months ended June 30, 2009, both of which include amended, restated and reclassified consolidated financial statements and certain other amendments required to be made to such reports to reflect the amendment, restatement and reclassification of the financial statements filed with such reports.

Restatement.         The audited consolidated financial statements for the year ended December 31, 2008 contained in the 2008 Annual Report (the "Original 2007/2008 Financial Statements") understated the reported amount of our federal and state corporate income tax returns for the year ended December 31, 2008 by approximately $30,000.  The additional amount of federal and state corporate income taxes to be paid is material to our financial statements.

The restatement of the Original 2007/2008 Financial Statements to report the accurate amount of federal and state corporate income taxes owed affected individual components of our Consolidated Balance Sheet as of December 31, 2008, and our Consolidated Statement of Operations, Consolidated Statement of Shareholders Equity and Consolidated Statements of Cash Flows for the year ended December 31, 2008 and subsequent interim periods. However, this restatement had no effect on reported consolidated net earnings per share for the years ended December 31, 2008 and 2007.  For the period ended March 31, 2009, the restatement affected individual components of our Consolidated Balance Sheet as of March 31, 2009 and on our Consolidated Statement of Operations, Consolidated Statement of Shareholders Equity and Consolidated Statements of Cash Flows.   The restatement had no effect on the earnings per share for the period ended March 31, 2009.  We have added a restatement footnote as Note J to the financial statements filed herewith, titled "Reclassification and Restatement."

Reclassification.         Our board of directors has concluded that the Original 2007/2008 Financial Statements improperly classified certain expenses as required in accordance with generally accepted accounting principles. Specifically, in the Original 2007/2008 Financial Statements, we had included credit card fees and financing discounts as an "interest expense" (a line item in the Statement of Operations portion of our consolidated financial statements) when such expenses are properly classified as selling, general and administrative expenses.  In October 2009, the board of directors, upon the recommendation of management, resolved to amend the Original 2007/2008 Financial Statements and the financial statements for all subsequent interim periods to reclassify credit card fees and financing discounts as selling, general and administrative expenses.

The reclassification of the Original 2007/2008 Financial Statements affected individual components of the Company’s audited Consolidated Statements of Operations for each of the years in the two-year period ended December 31, 2008 and subsequent interim periods.  This reclassification did not result in any change to our reported Consolidated Balance Sheets as of December 31, 2008 and 2007 or the Consolidated Statements of Cash Flows or Consolidated Statements of Operations for either of the years in the two-year period ended December 31, 2008 and had no effect on the reported consolidated net income or net earnings per share for either period (thought it did affect net operating income and net other income in each of 2007 and 2008 periods).  For the period ended March 31, 2008, the reclassification affected individual components of the Company's unaudited Consolidated Statements of Operations.  The reclassification did not result in any change to our reported Consolidated Balance Sheets as of March 31, 2009, the Consolidated Statements of Cash Flows or Consolidated Statements of Operations for the three months then ended and had no effect on the reported consolidated net income or net earnings per share for the period (thought it did affect net operating income and net other income in each of 2007 and 2008 periods).  We have added a reclassification footnote as Note J to the financial statements filed herewith, titled "Reclassification and Restatement."

Amendment of Management's Discussion and Analysis of Financial Condition and Results of Operations.         We are revising the data and information in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 2 of Part I of this report to reflect the effects of the restatement and reclassification of expenses included in our unaudited consolidated financial statements.

Amendment of Item 4(T).         As a result of discovering the errors in the Company's financial statements giving rise to the restatement, we are amending the disclosure under Item 4(T) of this report to disclose the material weaknesses in our internal control over financial reporting that existed as of the end of the period covered by this report.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, each item of the Original March 2009 10-Q that is amended by this Form 10-Q/A is restated in its entirety, and this Form 10-Q/A is accompanied by currently dated certifications on Exhibits 31.1 and 31.2 by our Chief Executive Officer and Chief Financial Officer, respectively, and Exhibit 32.1 by our Chief Executive Officer and Chief Financial Officer.

Except as expressly set forth in this Amendment, we are not amending any other part of the Original Filing.  This amendment continues to speak as of the date of the Original March 2009 10-Q, and does not reflect events occurring after the filing of the Original March 2009 10-Q or modify or update any related or other disclosures, including forward-looking statements, unless expressly noted otherwise. Accordingly, this amendment should be read in conjunction with the Original March 2009 10-Q and with our other filings made with the Securities and Exchange Commission subsequent to the filing of the Original March 2009 10-Q, including any amendments to those filings. The filing of this amendment shall not be deemed an admission that the Original March 2009 10-Q when made included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

The following sections in this report have been amended as a result of the restatement and reclassification:

Part II:

Item 1. Financial Statements and Supplementary Data
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 4(T). Controls and Procedures

Item 1. Financial Statements and Supplementary Data

Financial Statement Index

Unaudited Consolidated Financial Statements for the Three Months Ended March 31, 2009

Page

Consolidated Balance Sheets as of March 31, 2009 (unaudited) and December 31, 2008 (audited)	F–1

Consolidated Statements of Operations for the three months ended March 31, 2009 and 2008 (unaudited)	F–2

Consolidated Statements of Stockholders’ Deficit for the three months ended March 31, 2009 and 2008 (unaudited)	F-3

Consolidated Statements of Cash Flows for the three months ended March 30, 2009 and 2008 (unaudited)	F–4

Notes to the Financial Statements	F–5

VINYL PRODUCTS, INC. (fka RED OAK CONCEPTS, INC.)
CONSOLIDATED BALANCE SHEET—UNAUDITED (Restated – Note J))

	As of
	March 31, 2009	December 31, 2008
ASSETS
CURRENT ASSETS:
Cash and Cash Equivalents	$110,624	$114,901
Accounts Receivable	42,508	57,575
Stock Receivable	-	5,000
Inventory	105,822	156,865
Prepaid Expenses	46,661	38,651
Total Current Assets	305,615	372,992
PROPERTY AND EQUIPMENT:
Property and Equipment	429,254	429,255
Less Accumulated Depreciation	160,683	148,084
Net Property and Equipment	268,571	281,171
OTHER ASSETS:
Security Deposits	8,690	8,690
Total Other Assets	8,690	8,690
TOTAL ASSETS	$582,876	$662,8533

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Current Portion of Long-Term Liabilities	$16,200	$18,646
Bank Line of Credit	51,266	-
Accounts Payable and Accruals	240,038	255,401
Customer Deposits	156,635	161,658
Income Taxes Payable	21,400	21,200-
Total Current Liabilities	485,539	456,905
LONG-TERM LIABILITIES:
Vehicle and Installment Purchase Contracts	44,879	48,824
Less Current Portion Shown Above	16,200	18,646
Net Long-Term Liabilities	28,679	30,178
Total Liabilities	514,218	487,083
SHAREHOLDERS' EQUITY:
Preferred Stock ($.0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding at March 31, 2009 and December 31, 2008)	-	-
Common Stock ($0.0001 par value; 100,000,00 shares authorized; 22,859,000 shares issued and outstanding at March 31, 2009 and December 31, 2008)	2,286	2,286
Paid in Capital	92,914	90,814
Retained Earnings	(26,542)	82,670
Total Shareholders' Equity	68,658	175,770
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$582,876	$662,853

The accompanying unaudited notes are an integral part of these unaudited financial statements.

VINYL PRODUCTS, INC. (f/k/a RED OAK CONCEPTS, INC.)
CONSOLIDATED STATEMENTS OF OPERATIONS—UNAUDITED (Reclassified – Note J)

	For the Three Months Ended
	March 31, 2009	March 31, 2008

Income	$684,508	$881,679

Cost of Goods Sold:
Labor	137,980	188,077
Materials	157,817	290,743
Other	7,291	6,838
Total Cost of Goods Sold	303,088	485,658

Gross Profit	381,420	396,021

Expenses:
Advertising and Marketing	34,740	38,187
Selling, General and Administrative	92,583	100,399
Payroll	252,146	314,201
Professional Fees	83,869	28,141
Rent	26,070	25,580
Total Expenses	489,408	506,508

Net Operating Income	(107,988)	(110,487)

Other Income (Expense):
Interest Income	257	1,583
Interest Expense	(1,281)	(954)
Total Other Income (Expense)	(1,024)	629(

Income Before Income Taxes	(109,012)	(109,858)

Income Taxes	(200)	(200)

Net Income	$(109,212)	$(110,058)

Earnings per share:
Basic	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)

Weighted average shares outstanding - basic	22,861,753	22,800,000
Weighted average shares outstanding - diluted	22,861,753	22,800,000

The accompanying unaudited notes are an integral part of these unaudited financial statements.

VINYL PRODUCTS, INC. (f/k/a RED OAK CONCEPTS, INC.)
CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIT—UNAUDITED (Restated – Note J)

	Preferred Stock		Common Stock		Paid-In	Retained
	Shares	Stock	Shares	Stock	Capital	Earnings

Balances, December 31, 2008	-	$-	22,859,000	$2,286	$90,814	$82,670

Issuance of Common Stock	-	-	4,200	-	2,100	-

Net Income/(Loss) for the Period	-	-	-	-	-	(109,212)

Balances, March 31, 2009	-	$-	22,863,200	$2,286	$92,914	$(26,542)

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
(Reclassified and Restated – Note J)

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

VINYL PRODUCTS, INC.
Notes to Unaudited Consolidated Financial Statements
For the Three Months Ended March 31, 2009
(Reclassified and Restated – Note J)

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

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

VINYL PRODUCTS, INC.
Notes to Unaudited Consolidated Financial Statements
For the Three Months Ended March 31, 2009
(Reclassified and Restated – Note J)

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

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
(Reclassified and Restated – Note J)

NOTE B – SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the three months ended March 31, 2009 are summarized as follows:

NOTE B – SUPPLEMENTAL CASH FLOW INFORMATION (CONTINUED)

Cash paid during the period for interest and income taxes:

Interest	$8,211
Income Taxes	$-0-

NOTE C – COMMITMENTS/LEASES

The Company leases its 10,000 square foot facility under a non-cancellable lease arrangement that expires on March 31, 2011, with an option to renew for an additional two-year period.  The lease is guaranteed by one of the Company’s shareholders.  Future minimum payments under the current operating lease are $78,210 in 2009, $106,629 in 2010, and $26,853 in 2011.

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
(Reclassified and Restated – Note J)

NOTE F – NET INCOME PER COMMON SHARE

The Company’s reconciliation of the numerators and denominators of the basic and fully diluted income per share is as follows for the three months ended March 31, 2008 and 2009:

The Company’s reconciliation of the numerators and denominators of the basic and fully diluted income per share is as follows for the three months ended March 31, 2008 and 2009:

	For the Three Months Ended March 31, 2008
	Income	Shares		Per-Share
	(Numerator)	(Denominator)		Amount
Net Income (Loss)	$(110,058)
Basic EPS
Income available to Common shareholders	$(110,058)	22,859,000	(A)	$(.00)

Effect of Dilutive Securities
Stock Options		-0-

Diluted EPS
Income available to Common shareholders	$(110,058)	22,859,000		$(.00)

	For the Three Months Ended March 31, 2009
	Income	Shares		Per-Share
	(Numerator)	(Denominator)		Amount
Net Income (Loss)	$(109,212)
Basic EPS
Income available to Common shareholders	$(109,212)	22,861,753	(A)	$(.00)

Effect of Dilutive Securities
Stock Options - antidilutive		-

Diluted EPS
Income available to Common shareholders	$(109,212)	22,861,753		$(.00)

(A)	See Note A.

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
(Reclassified and Restated – Note J)

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
(Reclassified and Restated – Note J)

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

NOTE J – RECLASSIFICATION AND RESTATEMENT

(A)
RECLASSIFICATION:  In prior years, the Company had included as a component of Interest Expense credit card fees charged by credit card companies to our Company for accepting payments from our customers by credit card, and financing discounts representing the amount we receive from companies that finance a customer's purchase of our products, which is less than the amount of our invoice to the customer.  The Company subsequently concluded that these two items were more appropriately classified as selling, general and administrative expenses.  Accordingly, the 2009 and 2008 Statements of Operations have been reclassified to include these items in Selling, General and Administrative Expenses.

The following line items in the Statements of Operation were affected:

	2009 As Originally Reported	2009 As Reclassified	Effect of Change	2008 As Originally Reported	2008 As Reclassified	Effect of Change
Selling, General and Administrative	85,653	92,583	6,930	94,922	100,399	5,477
Total Expenses	482,478	489,408	6,930	501,031	506,508	5,477
Net Operating Income	(101,058)	107,988)	(6,930)	(105,010)	(110,487)	(5,477)
Interest Expense	(8,211)	(1,281)	(6,930)	(6,431)	(954)	(5,477)
Net Other Income (Expense)	(7,954)	(1,024)	(6,930)	(4,848)	629	5,477

(B)
RESTATEMENT: Income Taxes for 2008 were previously reported as $50,000; the correct amount was $80,000.  Accordingly, the 2008 financial statements have been restated to reflect the correction of this error.

VINYL PRODUCTS, INC.
Notes to Unaudited Consolidated Financial Statements
For the Three Months Ended March 31, 2009
(Reclassified and Restated – Note J)

The following line items in the March 31, 2009, and December 31, 2008 Balance Sheets were affected:

	As Originally Reported	As Restated	Effect of Change
March 31, 2009 Balance Sheet:
Prepaid Expenses	55,461	46,661	(8,800)
Total Current Assets	314,415	305,615	(8,800)
Total Assets	591,676	582,876	(8,800)
Income Taxes Payable	200	21,400	21,200
Total Current Liabilities	464,339	485,539	21,200
Total Liabilities	493,018	514,218	21,200
Retained Earnings	3,458	(26,542)	(30,000)
Total Shareholders’ Equity	98,658	68,658	(30,000)
Total Liabilities and Shareholders’ Equity	591,676	582,876	(8,800)

December 31, 2008 Balance Sheet:
Prepaid Expenses	47,451	38,651	(8,800)
Total Current Assets	381,792	372,992	(8,800)
Total Assets	671,653	662,853	(8,800)
Income Taxes Payable	0	21,200	21,200
Total Current Liabilities	435,705	456,905	21,200
Total Liabilities	465,883	487,083	21,200
Retained Earnings	112,670	82,670	(30,000)
Total Shareholders’ Equity	205,770	175,770	(30,000)
Total Liabilities and Shareholders’ Equity	671,653	662,853	(8,800)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Restatement

The following discussion and analysis of our financial condition and results of operations includes the effects of the restated and reclassified amounts as disclosed herein under the heading "Restatement and Reclassification" and in "Note L" to our audited consolidated financial statements for the years ended December 31, 2008 and 2007, titled "Restatement and Reclassification," which are included in Part II, Item 8 of this Form 10-K/A we filed with the SEC on November 13, 2009. For this reason, the data set forth in this section may not be comparable to discussions and data in other reports or filings we have made with the SEC.

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

Reclassification and Restatement

On November 10, 2009, our board of directors, upon the identification by and recommendation of management, concluded that the previously issued financial statements contained in our Annual Report on Form 10-K ("2008 Annual Report") for the year ended December 31, 2008, and our quarterly reports on Form 10-Q for the quarters ended March 31, 2009 and June 30, 2009 should no longer be relied upon because of errors in those financial statements, and that we would amend and restate these consolidated financial statements to make the necessary accounting corrections.  The board also concluded that certain financial information included in the financial statements filed with those reports should be reclassified

Set forth below is a discussion of the reasons for the restatement and the reclassification and a presentation of the specific financial information that was amended and restated as a result thereof.

Reclassification:  In prior years, we had included as a component of Interest Expense, a line item in the statement of operations portion of our consolidated financial statements, the amount of credit card fees charged by credit card companies to our Company for accepting payments from our customers by credit card, and the amount of financing discounts, which represents the amount we receive from companies that finance a customer’s purchase of our products, which is less than the amount of our invoice to the customer (the difference being the financing discount).  By letter dated April 22, 2009, the staff of the SEC provided us with comments to a filing we made in which it alerted us to the fact that we may not have classified these two items correctly in accordance with generally accepted accounting principles in the consolidated Statement of Operations we filed as part of the financial statements included in that filing.  In response to these comments, the board of directors, upon the recommendation of management, concluded that credit card fees and financing discounts were more appropriately classified as selling, general and administrative expenses.

The reclassification of the audited consolidated financial statements for the years ended December 31, 2007 and 2008 to include credit card fees and financing discounts as selling, general and administrative expenses affected individual components of the Company’s Consolidated Statements of Operations for each of the years in the two-year period ended December 31, 2008.  This reclassification did not result in any change to our reported Consolidated Balance Sheets as of December 31, 2008 and 2007 or the Consolidated Statements of Cash Flows for either of the years in the two-year period ended December 31, 2008 and had no effect on the reported consolidated net income or earnings per share for either period (thought it did affect net operating income and net other income in each of 2007 and 2008 periods).  The reclassification affected individual components of our Consolidated Statements of Operations for the period ended June 30, 2009.  The reclassification did not result in any change to our reported Consolidated Balance Sheets as of March 31, 2009 or the Consolidated Statements of Cash Flows for the three months then ended and had no effect on the reported consolidated net income or earnings per share for the period (thought it did affect net operating income and net other income in each of 2007 and 2008 periods).  The Company has added a reclassification footnote as Note J to the financial statements filed herewith, titled "Reclassification and Restatement."

The following table demonstrates the changes in certain line items in the Statements of Operations for the three months ended March 31, 2009 and the year ended December 31, 2008 that were affected by the restatement and the amount of the change in each such period:

	2009 As Originally Reported	2009 As Reclassified	Effect of Change	2008 As Originally Reported	2008 As Reclassified	Effect of Change
Selling, General and Administrative	85,653	92,583	6,930	94,922	100,399	$5,477
Total Expenses	482,478	489,408	6,930	501,031	506,508	5,477
Net Operating Income	(101,058)	107,988)	(6,930)	(105,010)	(110,487)	(5,477)
Interest Expense	(8,211)	(1,281)	(6,930)	(6,431)	(954)	(5,477)
Net Other Income (Expense)	(7,954)	(1,024)	(6,930)	(4,848)	629	5,477

Restatement: In February 2009, we calculated our federal and state corporate income taxes due for the year ended December 31, 2008 in reliance on advice from our professional tax preparer that we could compute the taxes due on a consolidated basis after giving effect to the acquisition of The Vinyl Fence Company, Inc. ("TVFC"), which became our wholly owned subsidiary in November 2008.  The Original 2007/2008 Financial Statements included the amount of the federal and state taxes on a consolidated basis, which we reported as aggregating approximately $50,000.  In March 2009, we filed for extensions of the time in which to pay the taxes with the Internal Revenue Service and the California Franchise Tax Board to defer payment of the taxes until September 2009.  In the course of finalizing our tax returns, which we were required to file by September 15, 2009, we were advised by our tax preparer that we could not file the returns of the parent (us) and our subsidiary, TVFC, on a consolidated basis because we did not file the appropriate notification forms in connection with our acquisition of TVFC and change in fiscal year end of our Company.  As a result, we were required to file individual returns for each entity.  The prohibition against preparing tax returns that consolidated the operations of our Company and TVFC results in higher federal and states corporate income taxes owed, the total amount of which is approximately $80,000, representing a $30,000 difference between the amount of the taxes we originally calculated and reported and the amount we actually owed.  The additional amount of federal and state corporate income taxes to be paid is material to our financial statements.

The restatement of the audited consolidated financial statements for the years ended December 31, 2007 and 2008 to report the accurate amount of federal and state corporate income taxes owed affected individual components of our Consolidated Balance Sheet as of December 31, 2008 and Consolidated Statement of Operations, Consolidated Statements of Shareholders’ Equity, and Consolidated Statements of Cash Flows for the year ended December 31, 2008.  The restatement had no effect on earnings per share for that period.  The audited consolidated financial statements for the 2007 fiscal year will not be affected in any way.  For the period ended March 31, 2009, the restatement affected individual components of the Company's unaudited Consolidated Balance Sheets as of March 31, 2009 and Consolidated Statement of Operations.   The restatement had no effect on the Consolidated Statements of Cash Flows nor did it have an affect on reported consolidated net income or earnings per share for the period ended March 31, 2009.  The Company has added a restatement footnote as "Note J" to the financial statements filed herewith, titled "Reclassification and Restatement."

The following table demonstrates the changes in certain line items in the Consolidated Statements of Operations for the three months ended March 31, 2009 and the year ended December 31, 2008 and the Consolidated Balance Sheet as of March 31, 2009 and December 31, 2008 that were affected by the reclassification and the amount of the change in each period:

	As Originally Reported	As Restated	Effect of Change

March 31, 2009 Balance Sheet:
Prepaid Expenses	55,461	46,661	(8,800)
Total Current Assets	314,415	305,615	(8,800)
Total Assets	591,676	582,876	(8,800)
Income Taxes Payable	200	21,400	21,200
Total Current Liabilities	464,339	485,539	21,200
Total Liabilities	493,018	514,218	21,200
Retained Earnings	3,458	(26,542)	(30,000)
Total Shareholders’ Equity	98,658	68,658	(30,000)
Total Liabilities and Shareholders’ Equity	591,676	582,876	(8,800)

December 31, 2008 Balance Sheet:
Prepaid Expenses	47,451	38,651	(8,800)
Total Current Assets	381,792	372,992	(8,800)
Total Assets	671,653	662,853	(8,800)
Income Taxes Payable	0	21,200	21,200
Total Current Liabilities	435,705	456,905	21,200
Total Liabilities	465,883	487,083	21,200
Retained Earnings	112,670	82,670	(30,000)
Total Shareholders’ Equity	205,770	175,770	(30,000)
Total Liabilities and Shareholders’ Equity	671,653	662,853	(8,800)

Results of Operations

Comparison of the Three Months March 31, 2009 and 2008

Income:  Income for the first quarter covered by this report was $684,508, a decrease of 22.5% compared to sales of $881,679 during the first quarter of the 2008 period.  We believe that such decrease is directly correlated to the general weakness in the national economy, the fact that homeowners either do not have the disposable income to allocate to home renovation projects or have elected not to spend their disposable income on fence or decking projects at this time, and tight consumer credit conditions.

Cost of Goods Sold: During 2008 and 2009, the contract with our vinyl supplier provided for significant discounts on raw materials we purchased upon achieving certain specified purchase quotas, which we met.  We benefitted materially from the discount for the 2008 and 2009 fiscal periods.  Our cost of goods sold for all periods reported in this Quarterly Report on Form 10-Q is net of the discount we receive on the cost of raw materials. (In 2009, the supplier eliminated the specified purchase quotas.)

Gross Profit:  Gross profit decreased from $396,021 for the 2008 period to $381,420 for the 2009 period, a decrease of 3.7%; however, the gross profit percentage increased from 44.9% in 2008 to 55.7% in 2009.  We attribute the increase in gross profit directly to the various personnel adjustments we made when we learned that certain employees who had been defrauding the Company by stealing materials and reselling and installing them for their own benefit.  These adjustments included terminating the employees involved, re-defining the roles of our staff responsible for fabrication and installation, improving control procedures, restructuring our work force and increasing the involvement of our accounting manager in inventory control.  Accordingly, we are no longer paying for raw materials for which we are not recognizing any revenue.  These issues and our reaction and remediation efforts are more fully described in our annual report on Form 10-K for the year ended December 31, 2008.

Expenses:

Advertising and marketing expense during the first quarter of 2009 was $34,740, a decrease of $3,447, or 9.0%, from the first quarter of 2008 in which we expended $38,187.  The decrease represents our ongoing effort to identify and adjust the proper mix of advertising media to maximize the effectiveness of the advertising media we select and the return on advertising investment.

Selling, general and administrative expenses as reclassified decreased from $100,399 during the first quarter of 2008 to $92,583, or 7.8%, during the first quarter of 2009.  The decrease was due primarily to decreases in travel, entertainment and related expenses.

Payroll expenses decreased from $314,201 to $252,146, a decrease of $62,055, or 19.7%, due primarily to a decrease in officer compensation.

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

Cash Flows

Three Months Ended March 31, 2009 and March 31, 2008

Cash and Cash Equivalents

Our cash and cash equivalents were $128,335 at March 31, 2008, and decreased to $110,624 by March 31, 2009, due primarily to a decrease in net income in 2009..

Net cash provided by operating activities

Net cash used in operating activities was $58,698 for the three months ended March 31, 2009, compared to $32,935 for the three months ended March 31, 2008.  The $25,763 decrease was primarily attributable to an increase in prepaid expenses of $23,000 and decreases in customer deposits of $47,000 and other current liabilities of $39,000, all offset by a decrease in inventory of $69,000 and accounts receivable of $10,000.

Net cash used in investing activities

Net cash used in investing activities was $-0- for the three months ended March 31, 2009, and $1,796 for the three months ended March 31, 2008.

Net cash used in financing activities

Net cash provided by financing activities was $54,422 for the three months ended March 31, 2009, compared to $28,814 for the three months ended March 31, 2008, a decrease of $25,608, due primarily to line of credit borrowings of $51,000 in 2009,  and the payment of $120,000 of dividends and the decrease in shareholder receivables of $152,000 in 2008.

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

Item 4(T). Controls and Procedures.

Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information we are required to disclose in the reports we file under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including our President (chief executive officer) and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Evaluation of Disclosure Controls and Procedures

As of March 31, 2009, the Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer (principal executive officer, or PEO) and Chief Financial Officer (principal financial officer, or PFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Exchange Act), pursuant to Exchange Act Rule 13a-15.

As previously disclosed under “Item 9A. Controls and Procedures” in our Amended 2008 10-K, our management identified material weaknesses in our internal control over financial reporting at December 31, 2008 and each subsequent interim period through June 30, 2009.  A material weakness is defined in Section 210.1-02(4) of Regulation S-X as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

As a result of our failure to accurately compute our federal and state corporate income tax liability for the year ended December 31, 2008, as described in the Amended 2008 10-K, management concluded that we had the following weaknesses in our internal control over financial reporting:

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

Based on management’s evaluation and as a result of the identified material weaknesses, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2009, our disclosure controls and procedures were not effective to ensure that we are able to accumulate and communicate to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure, information that we are required to disclose in the reports that we file with the SEC, and to record, process, summarize and report that information within the required time periods.

Changes in Internal Controls

During the three months ended March 31, 2009, we did not make any changes to our internal control over financial reporting (as defined in Rules 13a-15 and 15d-15 under the Exchange Act) that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Plan of Remediation of Material Weakness

We intend to initiate remediation measures to address the material weakness identified above but did not implement any such measures as of the date of this report.  We currently are exploring all of the options available to us and will consider each option carefully before taking any action.

We intend to continue to evaluate our internal controls on an ongoing basis and to upgrade and enhance them as needed.

Item 6. Exhibits.

Exhibit	Description

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2009.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2009.

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

VINYL PRODUCTS, INC.

Date: November 12, 2009	By:	/s/ Gordon Knott
	Name:	Gordon Knott
	Title:	President, Chief Executive Officer