Form 10-Q/A
period 2009-09-30
VINYL PRODUCTS, INC.
filed 2009-11-16
CIK 1409014

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
(Amendment No. 2)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2009

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  At November 13, 2009 there were 22,864,200 shares of common stock outstanding.

Item 1. Financial Statements and Supplementary Data

Financial Statement Index

Unaudited Consolidated Financial Statements
for the Nine Months Ended September 30, 2009

Page

Consolidated Balance Sheets as of September 30, 2009 (unaudited) and December 31, 2008 (audited)	F–1

Consolidated Statements of Operations (unaudited) for the nine months ended September 30, 2009 and 2008	F–2

Consolidated Statements of Stockholders’ Deficit (unaudited) for the nine months ended September 30, 2009 and 2008	F-3

Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2009 and 2008	F–4

Notes to the Financial Statements	F–5

VINYL PRODUCTS, INC. (fka RED OAK CONCEPTS, INC.)
CONSOLIDATED BALANCE SHEET September 30, 2009 (unaudited) and December 31, 2008 (audited)

	As of
	September 30, 2009	December 31, 2008
ASSETS
CURRENT ASSETS:
Cash and Cash Equivalents	$47,740	$114,901
Accounts Receivable	59,031	57,575
Stock Receivable	-	5,000
Inventory	150,037	156,865
Prepaid Expenses	71,176	38,651
Total Current Assets	327,454	372,992
PROPERTY AND EQUIPMENT:
Property and Equipment	448,810	429,255
Less Accumulated Depreciation	186,183	148,084
Net Property and Equipment	262,627	281,171
OTHER ASSETS:
Security Deposits	8,690	8,690
Total Other Assets	8,690	8,690
TOTAL ASSETS	$598,771	$662,853

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Current Portion of Long-Term Liabilities	$16,900	$18,646
Bank Line of Credit	24,828	-
Accounts Payable and Accruals	290,238	255,401
Customer Deposits	197,444	161,658
Income Taxes Payable	450	21,200
Total Current Liabilities	529,860	456,905
LONG-TERM LIABILITIES:
Vehicle and Installment Purchase Contracts	36,403	48,824
Less Current Portion Shown Above	16,900	18,646
Net Long-Term Liabilities	19,503	30,178
Total Liabilities	549,363	487,083
SHAREHOLDERS' EQUITY:
Preferred Stock ($.0.0001 par value; 10,000,000 shares authorized;
no shares issued and outstanding at September 30, 2009 and December 31, 2008)	-	-
Common Stock ($0.0001 par value; 100,000,00 shares authorized;
22,864,200 shares issued and outstanding at September 30, 2009 and 22,859,000 shares issued and outstanding at December 31, 2008)	2,286	2,286
Paid in Capital	93,414	90,814
Retained Earnings (Deficit)	(46,292)	82,670
Total Shareholders' Equity	49,408	175,770
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$598,771	$662,853

The accompanying unaudited notes are an integral part of these unaudited financial statements.

VINYL PRODUCTS, INC.
Consolidated Statements of Operations
For the Three Months and Nine Months Ended September 30, 2009

	For the Three Months Ended		For the Nine Months Ended
	Sept. 30, 2009	Sept. 30, 2008	Sept. 30, 2009	Sept. 30, 2008

Income	$1,026,571	$1,082,582	$2,511,482	$3,154,037
Cost of Goods Sold:
Labor	176,352	235,436	441,930	637,917
Materials, net of discounts	283,804	359,418	678,434	1,013,479
Other	13,582	2,921	26,878	23,341
Total Cost of Goods Sold	473,738	597,775	1,147,242	1,674,737
Gross Profit	552,833	484,807	1,364,240	1,479,300
Expenses:
Advertising and Marketing	44,780	48,653	125,917	144,769
Selling, General and Administrative	127,374	114,105	308,988	322,869
Payroll	272,386	189,694	792,432	699,453
Professional Fees	47,604	37,193	182,258	124,295
Rent	26,070	26,070	78,210	77,720
Total Expenses	518,214	415,715	1,487,805	1,369,106
Net Operating Income	34,619	69,092	(123,565)	110,194
Other Income (Expense):
Interest Income	29	461	378	5,706
Interest Expense	(1,423)	(1,025)	(4,375)	(6,383)
Net Other Income (Expense	(1,394)	(564)	(3,997)	(677)

Income Before Income Taxes	33,225	68,528	(127,562)	109,517

Income Taxes	(1,000)	(34,300)	(1,400)	(62,000)
Net Income	$32,225	$34,228	$(128,962)	$47,517
Earnings per share:
Basic	$.00	$.00	$(.01)	$.00
Diluted	$.00	$.00	$(.01)	$.00

Weighted average shares outstanding - basic	22,863,526	22,800,000	22,862,371	22,800,000
Weighted average shares outstanding – diluted	22,976,613	22,810,135	22,976,613	22,803,415

The accompanying unaudited notes are an integral part of these unaudited financial statements.

VINYL PRODUCTS, INC. (f/k/a RED OAK CONCEPTS, INC.)
CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIT—UNAUDITED

	Preferred Stock		Common Stock		Paid-In	Retained
	Shares	Stock	Shares	Stock	Capital	Earnings

Balances, December 31, 2008	-	$-	22,859,000	$2,286	$90,814	$82,670

Issuance of Common Stock	-	-	5,200	-	2,600	-

Net Income/(Loss) for the Period	-	-	-	-	-	(128,962)

Balances, September 30, 2009	-	$-	22,864,200	$2,286	$93,414	$(46,292)

The accompanying unaudited notes are an integral part of these unaudited financial statements.

VINYL PRODUCTS, INC. (f/k/a RED OAKS CONCEPTS, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS—UNAUDITED

	For the Nine Months Ended
	Sept. 30, 2009	Sept.30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income/(Loss)	$(128,962)	$47,517
Adjustments to Reconcile Net Income to Net Cash Provided by Operations:
Depreciation	38,100	35,528
Changes in Assets and Liabilities:
Decrease (Increase) in Accounts Receivable	(1,456)	6,327
Decrease (Increase) in Inventory	6,826	6,786
Decrease (Increase) in Prepaid Expenses	(31,994)	72

Increase (Decrease) in Accounts Payable and Accrued Expenses	18,421	46,858
Decrease in Customer Deposits	35,785	101,473
Increase (Decrease) in Credit Card Balances	16,418	(14,709)
Increase (Decrease) in Income Taxes Payable	(20,750)	3,468
Net Cash Provided (Used) by Operating Activities	(67,612)	233,320

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of Property and Equipment	(19,556)	(39,485)
Net Cash Provided (Used) by Investing Activities	(19,556)	(39,485)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of Common Stock	2,600	2,100
Collection of Stock Receivable	5,000	-
Proceeds from Line of Credit Borrowings, net of repayments	24,828	-
Vehicle Loan Proceeds, net of Principal Payments	(12,421)	(15,000)
Increase (Decrease) in Note Payable to Shareholder	-	152,000
Dividends	-	(330,000)
Net Cash Provided by (Used in) Financing Activities	20,007	(190,900)

NET CASH INCREASE (DECREASE) FOR THE PERIOD	(67,161)	2,935

Cash at Beginning of Period	114,901	134,251

CASH AT END OF PERIOD	$47,740	$137,186

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
INTEREST	$4,375	$6,383
TAXES	$19,931	$72,463

The accompanying unaudited notes are an integral part of these unaudited financial statements.

VINYL PRODUCTS, INC.
Notes to Unaudited Consolidated Financial Statements
For the Nine Months Ended September 30, 2009

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

Advertising and Marketing Expense — The Company expenses all advertising and marketing costs as incurred.  Advertising and marketing expense was $125,917 in the nine months ended September 30, 2009, and $144,769 in the nine months ended September 30, 2008.

Fair Value of Financial Instruments — The carrying value of cash and cash equivalents, accounts receivables, accounts payable and accrued expenses approximate their fair value based on the short-term nature of these accounts.  Long-term debt obligations bear fixed interest rates, and their fair value was estimated using a discounted cash flow analysis based on the Company’s current incremental borrowing rate for similar types of borrowing arrangements.  The estimated fair value of the Company’s long-term debt obligations approximates the fair value at September 30, 2009 and 2008.

Accounts Receivable — The Company sells to individual homeowners and homeowner associations.  Accounts receivable are minimized by requiring a down payment at the time a sales agreement is signed, and the balance at completion of installation.  Bad debt losses are recorded as incurred.  Bad debt expense was ($1,859)  in the nine months ended September 30, 2009 due to recovery of a previously written-off account, and $-0- in the nine months ended September 30, 2008.  Accounts receivable were $59,031 at September 30, 2009.

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

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

Leasehold improvements are classified as property and equipment and are amortized using the straight-line method over 15 years and 39 years.  When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in operations for the period.  The cost of maintenance and repairs is charged to operations as incurred.  Significant renewals and betterments are capitalized.  Depreciation expense was $38,100 in the nine months ended September 30, 2009 and $35,528 in the nine months ended September 30, 2008.

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

NOTE B – SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the nine months ended September 30, 2009 and 2008 are summarized as follows:

Cash paid for interest and income taxes during the nine months ended September 30:

	2009	2008
Interest	$4,375	$6,383
Income Taxes	$19,931	$72,463

NOTE C – COMMITMENTS/LEASES

The Company leases its 10,000 square foot facility under a non-cancellable lease arrangement that expires on March 31, 2011, with an option to renew for an additional two-year period.  The lease is guaranteed by one of the Company’s shareholders.  Future minimum payments under the current operating lease are $26,070 in 2009, $106,629 in 2010, and $26,853 in 2011.

NOTE C – COMMITMENTS/LEASES (CONTINUED)

The Company has an available $100,000 line of credit which it opened in January 2006.  Borrowings under the line of credit were paid off in 2007.  The interest rate is prime plus 3 percentage points.  In 2009, the Company drew down $52,000 under its line of credit; the balance owed as of September 30, 2009 was $24,828.

NOTE D — LONG-TERM DEBT OBLIGATIONS

The Company acquired four vehicles under installment sales contracts with interest rates varying from 4.9% to 6.9%.  Future payments under these agreements are as follows:

2009	$4,622
2010	$17,052
2011	$12,038
2012	$3,571

NOTE E – INCOME TAXES

Prior to 2008, the Company had elected to be taxed as a Subchapter S corporation, and as such the net income of the Company was passed through to the Company’s two shareholders.  The Company is now a Subchapter C corporation and is subject to Federal and State income taxes.

 Income tax expense for the nine months ended September 30, 2009 and September 30, 2008 is as follows:

	2009	2008
Federal	$-0-	$47,000
California	$1,400	$15,000

As of December 31, 2008, the Company had a net operating loss carryforward for federal tax purposes of $56,025 and a net operating loss carryforward for state tax purposes of $42,209.

NOTE F – NET INCOME PER COMMON SHARE

The Company’s reconciliation of the numerators and denominators of the basic and fully diluted income per share is as follows for the nine months ended September 30, 2008 and 2009:

NOTE F – NET INCOME PER COMMON SHARE (CONTINUED)

	For the Nine Months Ended September 30, 2008
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Net Income (Loss)	$47,517

Basic EPS
Income available to
Common shareholders	$47,517	22,800,000	$.00
		(A)
Effect of Dilutive Securities
Stock Options		3,415

Diluted EPS
Income available to
Common shareholders	$47,517	22,803,415	$.00

	For the Nine Months Ended September 30, 2009
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Net Income (Loss)	$(128,962)
Basic EPS
Income available to
Common shareholders	$(128,962)	22,863,526	$(.01)
		(A)
Effect of Dilutive Securities
Stock Options (antidilutive)		118,935

Diluted EPS
Income available to
Common shareholders	$(128,962)	22,972,461	$(.01)

(A) See Note A.

NOTE G – EMPLOYEE STOCK OPTION PLAN

On September 24, 2008, the Company granted stock options to employees to purchase 133,800 shares of common stock at $.50 a share.  Three employees subsequently left the Company and their options for 600 shares were terminated.  The options expired on September 23, 2009.  As of September 30, 2009, options to purchase 5,200 shares had been exercised.

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

NOTE H – THEFT LOSS (CONTINUED)

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

NOTE I – EQUITY

Common Shares

The Company is authorized to issue 100,000,000 shares of $.0001 par value common stock, and as of September 30, 2009, the Company had 22,864,200 shares outstanding.  During the nine months ended September 30, 2009, the Company employees exercised options for 5,200 shares for cash in the amount of $2,600 ($.50 per share).

Preferred Shares

The Company is authorized to issue 10,000,000 shares of $.0001 par value preferred stock.  The Company has never issues any preferred shares of preferred stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

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

Our business is subject to numerous substantial risks, including, among others, that we purchase all of our vinyl products from a single source; our future growth is dependent upon the success of our planned franchise program and there are numerous risks associated with such program; the availability of disposable income to homeowners; the availability of consumer credit; the availability of credit to prospective purchasers of our franchises; the seasonality of our business, which ebbs prior to the year-end holidays and during the first quarter of each calendar year, corresponding to the rainy season in California, and general economic conditions.  These risks and other important factors relating to our current and proposed business are detailed in our Annual Report on Form 10-K for the year ended December 31, 2008 that we filed with the Securities and Exchange Commission on March 31, 2009 (the "2008 10-K") and the amendments to those documents.

Summary Financial Report

Sales for the third quarter of 2009 were $1,026,571, a decrease of 5% compared to sales of $1,082,582 during the third quarter of 2008.  Sales for the first three quarters of 2009 were $2,511,482, a decrease of 20% compared to sales of $3,154,037 during the first three quarters of 2008.  We believe that national economic conditions affected our financial and operating results during the first three quarters of 2009.  Over the last year, consumer confidence has been down, consumer financing has been difficult to obtain, home equity values have deteriorated, the amount available for home equity loan withdrawals has declined and it has been our experience that many homeowners have elected not to use their disposable income to undertake home renovation projects.  Accordingly, orders for our products were down and sales, income and profits declined commensurately.  In response, we laid-off one of our installer crews and reduced certain selling, general and administrative expenses.

Notwithstanding our lackluster financial performance for each of the first three quarters as compared to the corresponding 2008 periods, we believe that the accounting controls and procedures we implemented during the fourth quarter of 2008 have remediated the material weaknesses in our internal controls over financial reporting that we discovered in the third quarter of 2008, as reported in the 2008 10-K.  We base our conclusion on the significant increase in gross profit as a percentage of revenue in the first three quarters of 2009 over the prior four quarters, which we have determined demonstrates that we are recognizing revenue on all the raw materials we purchase.  We continue to fine-tune our disclosure controls as we gain greater familiarity with the nuances of our public company obligations and our personnel develop the skills and expertise with respect to financial reporting under federal securities laws. As described below under Item 4(T). Controls and Procedures, we did not made any material changes to our internal control over financial reporting during the nine months ended September 30, 2009.

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

We believe that our business model can be replicated throughout the country and that the fundamental elements of our proprietary sales and marketing techniques, which we believe are sophisticated when compared to our direct competitors, can be conveyed effectively through written materials and training to motivated entrepreneurs.  We will seek to leverage our business model by developing a franchise organization and establishing our Company and brand as the first national vinyl fencing and patio cover retail chain.  We recently engaged a franchise consultant to assist with the development of the program.  We are only beginning to establish the parameters of our organization, but we believe that we can complete the document preparation process and develop a general program design over the next two to three months.  Thereafter, we will file documents to register our organization in the States of California and Washington.  We hope to be able to offer franchises to the public in the first half of 2010.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2009 and 2008

Income:   Income for the third quarter covered by this report was $1,026,571, a decrease of 5% compared to income of $1,082,582 during the third quarter of 2008.  We believe that such decrease is directly correlated to the general weakness in the national economy, the fact that homeowners either do not have the disposable income to allocate to home renovation projects or have elected not to spend their disposable income on fence, patio cover or decking projects at this time, and tight consumer credit conditions.

Cost of Goods Sold: During 2008 and 2009, the contract with our vinyl supplier provided for significant discounts on raw materials we purchased upon achieving certain specified purchase quotas, which we met.  We benefitted materially from the discount for the 2008 and 2009 fiscal years.  Our cost of goods sold for all periods reported in this Quarterly Report on Form 10-Q is net of the discount we receive on the cost of raw materials. (In October 2009, the supplier eliminated the specified purchase quotas.)

Gross Profit:  Gross profit increased from $484,807 for the 2008 period to $552,833 for the 2009 period, an increase of 14%; and the gross profit percentage increased from 45% in 2008 to 54% in 2009.  We attribute the increase in the gross profit percentage directly to the various personnel adjustments we made when we learned that certain employees had been defrauding the Company by stealing materials and reselling and installing them for their own benefit.  These adjustments included terminating the employees involved, re-defining the roles of our staff responsible for fabrication and installation, improving control procedures, restructuring our work force, and increasing the involvement of our accounting manager in inventory control.  These issues and our reaction and remediation efforts are more fully described in our annual report on Form 10-K for the year ended December 31, 2008.

Expenses:

Advertising and marketing expense during the third quarter of 2009 was $44,780, a decrease of $3,873, or 8%, from the third quarter of 2008 in which we expended $48,653.  The decrease represents modifications to our advertising and marketing programs resulting from our ongoing effort to identify and adjust the proper mix of advertising media to maximize the effectiveness of the advertising media we select and the return on advertising investment.

Selling, general and administrative expenses increased from $114,105 during the third quarter of 2008 to $127,374, or 12%, during the third quarter of 2009.  The increase was due primarily to an increase in small tools and supplies expense.

Payroll expenses increased from $189,694 to $272,386, an increase of $82,692, or 44%, due primarily to the hiring of a sales manager and an operations manager and officer pay increases.

Professional fees increased from $37,193 during the 2008 period to $47,604 during the corresponding 2009 period, or 28%.  The increase was due primarily to increases in legal fees.

Income taxes decreased from $34,300 in 2008 to $1,000 in 2009, due to the Company making a profit in 2008 and recording a loss in 2009.

For the three years ended September 30, 2009, inflation and changing prices have had little impact on revenues and net income.  As our sole vinyl supplier has increased prices, we have been able to increase our prices correspondingly.

Comparison of the Nine Months Ended September 30, 2009 and 2008

Income:   Income for the first three quarters covered by this report was $2,511,482, a decrease of 20% compared to sales of $3,154,037 during the first three quarters of 2008.  We believe that such decrease is directly correlated to the general weakness in the national economy, the fact that homeowners either do not have the disposable income to allocate to home renovation projects or have elected not to spend their disposable income on fence or decking projects at this time, and tight consumer credit conditions.

Cost of Goods Sold: During 2008 and 2009, the contract with our vinyl supplier provided for significant discounts on raw materials we purchased upon achieving certain specified purchase quotas, which we met.  We benefitted materially from the discount for the 2008 and 2009 fiscal years.  Our cost of goods sold for all periods reported in this Quarterly Report on Form 10-Q is net of the discount we receive on the cost of raw materials.  (In October 2009, the supplier eliminated the specified purchase quotas.)

Gross Profit:  Gross profit decreased from $1,479,300 for the 2008 period to $1,364,240 for the 2009 period, a decrease of 8%; however, the gross profit percentage increased from 47% in 2008 to 54% in 2009.  We attribute the increase in the gross profit percentage directly to the various personnel adjustments we made when we learned that certain employees had been defrauding the Company by stealing materials and reselling and installing them for their own benefit.  These adjustments included terminating the employees involved, re-defining the roles of our staff responsible for fabrication and installation, improving control procedures, restructuring our work force and increasing the involvement of our accounting manager in inventory control.  These issues and our reaction and remediation efforts are more fully described in our annual report on Form 10-K for the year ended December 31, 2008.

Expenses:

Advertising and marketing expense during the first three quarters of 2009 was $125,917, a decrease of $18,852, or 13%, from the first three quarters of 2008 in which we expended $144,769.  The decrease represents modifications to our advertising and marketing programs resulting from our ongoing effort to identify and adjust the proper mix of advertising media to maximize the effectiveness of the advertising media we select and the return on advertising investment.

Selling, general and administrative expenses decreased from $322,869 during the first three quarters of 2008 to $308,988, or 4%, during the first three quarters of 2009.  The decrease was due primarily to decreases in travel, meals and entertainment expenses.

Payroll expenses increased from $699,453 to $792,432, an increase of $92,979, or 13%, due primarily to the hiring of a sales manager and an operations manager and officer pay increases.

Professional fees increased from $124,295 during the 2008 period to $182,258 during the corresponding 2009 period, or 47%.  The increase was due primarily to increases in franchise consulting  of $9,500, legal fees of $35,000, and accounting and auditing fees of $31,000 (in the latter two cases for the professional services rendered in connection with the share exchange we consummated in November 2008 and the filings made with the SEC as a result thereof), offset by decreases in other professional fees.

Income taxes decreased from $62,000 in 2008 to $1,400 in 2009, due to the Company making a profit in 2008 and recording a loss in 2009.

For the three years ended September 30, 2009, inflation and changing prices have had little impact on revenues and net income.  As our sole vinyl supplier has increased prices, we have been able to increase our prices correspondingly.

Cash Flows

Nine Months Ended September 30, 2009 and September 30, 2008

Cash and Cash Equivalents

Our cash and cash equivalents were $114,901 at December 31, 2008, and decreased to $47,740 by September 30, 2009, due primarily to a decrease in net income in 2009.

Net cash provided by operating activities

Net cash used by operating activities was $67,612 for the nine months ended September 30, 2009, compared to $233,320 for the nine months ended September 30, 2008.  The decrease of approximately $300,000 was primarily attributable to a decrease in net income of $176,000, a decrease in customer deposits of $65,000, and other items, net.

Net cash used in investing activities

Net cash used in investing activities was $$19,556 for the nine months ended September 30, 2009, compared to $39,485 for the nine months ended September 30, 2008.  The $19,929 decrease was due primarily to the 2008 purchases of machinery and equipment.

Net cash provided by financing activities

Net cash provided by financing activities was $20,007 for the nine months ended September 30, 2009 compared to $190,900 net cash used in the nine months ended September 30, 2008.The increase of approximately $211,000 was due primarily to the payment of $330,000 of dividends in 2008, offset by an increase in note payable to shareholders of $152,000 in 2008 and net proceeds from line of credit borrowings of $25,000 in 2009.

Liquidity and Capital Resources

Over the next twelve months, we will commence developing a franchise program.  As described below, we expect that the cost to us to implement the first phase of our franchise program, including the fees of our franchise consultant and franchise license fees and costs for registration of our franchise organization in the States of California and Washington, will not exceed $50,000, as more fully described below.

We recently engaged a franchise consultant to assist us with the development of the program.  We are only beginning to establish the parameters of our organization and we cannot estimate the costs associated with its deployment on a national basis.  We are advised by our franchise consultant that the costs to develop and implement the program and maintain the organization are highly variable and are a function of numerous factors, such as the number of jurisdictions in which franchisees are located and the specific jurisdictions selected (which will bear on franchise registration fees to be paid); the geographical location of our franchises (close in proximity to each other or widely separated – which will bear on advertising and other costs); the extent of the advertising efforts we may employ; and the additional infrastructure we may require to manage the organization.

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

We do not currently expect to engage any additional internal personnel to manage the process, and consideration as to future staffing requirements will be dictated by the growth and requirements of the program.  We may seek to outsource facets of the development and operation of the franchise program to avoid the burdens of building infrastructure and to take advantage of the expertise of industry professionals.  We may engage consultants to assist with franchise organizational matters, such as legal counsel to assist with preparation of franchise registration applications, and professionals who engage in franchisee recruitment and to whom we may pay finders' fees, and advertising.

We hope that we will be in a position to offer franchises in California and Washington in the first half of 2010.

Once a franchise program has been developed, we expect to allocate significant cash resources to advertising (both to recruit franchisees and to fund advertising on behalf of our franchisees), marketing staff, accounting staff and general and administrative expenses, as well as the costs and expenses of any outsourced operations.  We cannot currently estimate the costs associated with these elements of the program, as they may vary significantly.  Future costs will be contingent on the performance of the program, the speed with which we determine to expand into additional jurisdictions into which we will offer franchises, and the size of the organization.

It is our intention to fund the above-described first two phases of our franchise organization internally from capital generated from operating revenue from our existing retail location and our line of credit (of which approximately $74,000 is available for use at November 13, 2009).  We will seek to develop a program and organization within the constraints of our cash resources and take a conservative approach, growing as conditions, return on investment and available capital, among other factors, warrant.  In the event that we have underestimated the costs associated with the development of our franchise program, that we encounter unanticipated costs, delays or difficulties, or that the recession deepens or extends significantly longer than financial experts anticipate, we may be required to seek external funding.

In the event we require capital for any purpose, we may seek to secure third-party financing.  The nature of the financing, debt or equity, will be dependent upon current market conditions and availability.  We cannot be certain that such capital will be available to us on favorable or acceptable terms, or at all.

Outlook

Demand for our products can be linked to changes in the health of the economy in general and the level of activity in home improvements.  These activity levels, in turn, are affected by such factors as consumer confidence, home equity values, home equity loan withdrawals, consumer spending habits, reasonably attainable consumer credit, income, interest rates and inflation.  These factors are all currently in poor positions, and indications are that they will remain that way in the near-term.  We believe that these factors have resulted in decreased home improvement spending, which caused our sales and results of operations to decline for the first three quarters of 2009.  We cannot at this time state with any certainty when significant improvements in market conditions may occur and we are managing our business on that basis.

While we expect that current business conditions will persist or improve only slightly over the remainder of calendar year 2009, we continue to believe that our business model is fundamentally sound.  We believe that the range of quality products we offer combined with our marketing approach will continue to attract customers and that we can return to pre-recession sales levels at our retail location as the economy rebounds.  We think that these key elements of our business will be attractive factors to franchisees and lead us to believe that our growth strategy, predicated on launching a national franchise program in 2010, will fill a niche that can generate significant growth over the longer term.

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

Until the advent of more promising economic conditions, we will take a conservative approach to our business generally and to the development of our franchise program specifically.  We will be deliberate in the expansion of our franchise organization, to avoid over-extending our financial resources, and we will carefully plan when and how we penetrate new territories.  We are hoping that the credit crisis will have eased by the time we are prepared to launch our franchise program in 2010 and that credit will be more readily available which would facilitate the acquisition of loans by our prospects.

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

Evaluation of Disclosure Controls and Procedures

As of September 30, 2009, the Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer (principal executive officer, or PEO) and Chief Financial Officer (principal financial officer, or PFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Exchange Act), pursuant to Exchange Act Rule 13a-15.

As previously disclosed under “Item 9A. Controls and Procedures” in an amendment to our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 as filed with the SEC on November 13, 2009 ("Amended 2008 Form 10-K"), our management identified material weaknesses in our internal control over financial reporting at December 31, 2008 and each subsequent interim period through September 30, 2009.  A material weakness is defined in Section 210.1-02(4) of Regulation S-X as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

As a result of our failure to accurately compute our federal and state corporate income tax liability for the year ended December 31, 2008, as described in the Amended 2008 Form 10-K, management concluded that we had the following weaknesses in our internal control over financial reporting:

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

Based on management’s evaluation and as a result of the identified material weaknesses, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2009, our disclosure controls and procedures were not effective to ensure that we are able to accumulate and communicate to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure, information that we are required to disclose in the reports that we file with the SEC, and to record, process, summarize and report that information within the required time periods.

Changes in Internal Controls

During the three months ended September 30, 2009, we did not make any changes to our internal control over financial reporting (as defined in Rules 13a-15 and 15d-15 under the Exchange Act) that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Plan of Remediation of Material Weakness

As of the date of this report, we have not implemented any measures to remediate the material weaknesses identified above.  We currently are exploring all of the options available to us and will consider each option carefully before taking any action.

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

We are advised by our insurance carrier that all of the claims made by Mr. Arias are covered by an insurance policy maintained for the benefit of our Company and our PEO and that any amount awarded to Mr. Arias, either by way of court decision, arbitration or other settlement are covered by such policy.  Accordingly, the Company has no exposure for monetary damages that may be awarded to Mr. Arias.

Item 1A. Risk Factors.

Smaller reporting companies are not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) During the three months ended September 30, 2009, the Company did not issue any securities.

(b) Not applicable.

(c) During the three months ended September 30, 2009, neither the issuer nor any "affiliated purchaser," as defined in Rule 10b-18(a)(13), purchased any shares or other units of any class of the issuer's equity securities.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit	Description

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2009.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2009.

32.1*	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

*  Pursuant to Commission Release No. 33-8238, this certification will be treated as “accompanying” this Quarterly Report on Form 10-Q and not “filed” as part of such report for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of Section 18 of the Securities Exchange Act of 1934, as amended, and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.

VINYL PRODUCTS, INC.

Date: November 16, 2009	By:	/s/ Gordon Knott
	Name:	Gordon Knott
	Title:	President and Chief Executive Officer

Date: November 16, 2009	By:	/s/ Douglas E. Wells
	Name:	Douglas E. Wells
	Title:	Chief Financial Officer and Principal Financial Officer