Form 10-Q/A
period 2009-06-30
VINYL PRODUCTS, INC.
filed 2009-11-24
CIK 1409014

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

We are filing this Form 10-Q/A to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 ("Amended June 2009 10-Q") as originally filed with the Securities and Exchange Commission on August 13, 2009 ("Original June 2009 10-Q") to:

•
amend and restate the consolidated financial statements included the Original June 2009 10-Q to reflect the effect of the amendment and restatement of the audited consolidated financial statements for the years ended December 31, 2008 and 2007, as filed in an amendment on Form 10-K/A to the Annual Report on Form 10-K for the year ended December 31, 2009 on the date hereof (the “Amended 2008 10-K”);

•
reclassify certain financial information included in the financial statements filed with Original June 2009 10-Q to reflect the effect of the reclassification of the audited consolidated financial statements filed with the Amended 2008 10-K;

•	amend and restate the "Management's Discussion and Analysis of Financial Condition and Results of Operations"; and

•	amend Item 4(T), Controls and Procedures.

Concurrent herewith, we are filing the Amended 2008 10-K and a Form 10-Q/A to our quarterly report on Form 10-Q for the three months ended March 31, 2009, both of which include amended, restated and reclassified consolidated financial statements and certain other amendments required to be made to such reports to reflect the amendment, restatement and reclassification of the financial statements filed with such reports.

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

The restatement of the Original 2007/2008 Financial Statements to report the accurate amount of federal and state corporate income taxes owed affected individual components of our Consolidated Balance Sheets as of December 31, 2008 and the Consolidated Statement of Operations Consolidated Statements of Shareholders’ Equity, and Consolidated of Cash Flows for the year ended December 31, 2008 and subsequent interim periods. However, this restatement had no effect on reported consolidated earnings per share for the years ended December 31, 2008 and 2007. For the period ended June 30, 2009, the restatement affected individual components of the Company's unaudited Consolidated Balance Sheets as of June 30, 2009, Consolidated Statement of Operations, and Consolidated Statement of Cash Flows. The restatement had no effect on earnings per share for the period ended June 30, 2009. We have added a restatement footnote as Note J to the financial statements filed herewith, titled "Reclassification and Restatement."

Reclassification.            Our board of directors has concluded that the Original 2007/2008 Financial Statements improperly classified certain expenses as required in accordance with generally accepted accounting principles. Specifically, in the Original 2007/2008 Financial Statements, we had included credit card fees and financing discounts as an "interest expense" (a line item in the Statement of Operations portion of our consolidated financial statements) when such expenses are more properly classified as selling, general and administrative expenses.  In October 2009, the board of directors, upon the recommendation of management, resolved to amend the Original 2007/2008 Financial Statements and the financial statements for all subsequent interim periods to reclassify credit card fees and financing discounts as selling, general and administrative expenses.

The reclassification of the Original 2007/2008 Financial Statements affected individual components of the Company’s audited Consolidated Statements of Operations for each of the years in the two-year period ended December 31, 2008 and subsequent interim periods. This reclassification did not result in any change to our reported Consolidated Balance Sheets as of December 31, 2008 and 2007 or the Consolidated Statements of Cash Flows or Consolidated Statements of Operations for either of the years in the two-year period ended December 31, 2008 and had no effect on the reported consolidated net income or earnings per share for either period (though it did affect net operating income and net other income in each of 2007 and 2008 periods). For the period ended June 30, 2008, the reclassification affected individual components of the Company's unaudited Consolidated Statements of Operations. The reclassification affected individual components of our Consolidated Statements of Operations for the period ended June 30, 2009. The reclassification did not result in any change to our reported Consolidated Balance Sheets as of June 30, 2009 or the Consolidated Statement of Cash Flows for the three months and six months then ended and had no effect on the reported consolidated net income or earnings per share for the periods (though it did affect net operating income and net other income in each of 2007 and 2008 periods). We have added a reclassification footnote as Note J to the financial statements filed herewith, titled "Reclassification and Restatement."

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

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, each item of the Original June 2009 10-Q that is amended by this Form 10-Q/A is restated in its entirety, and this Form 10-Q/A is accompanied by currently dated certifications on Exhibits 31.1 and 31.2 by our Chief Executive Officer and Chief Financial Officer, respectively, and Exhibit 32.1 by our Chief Executive Officer and Chief Financial Officer.

Except as expressly set forth in this Amendment, we are not amending any other part of the Original Filing. This amendment continues to speak as of the date of the Original June 2009 10-Q, and does not reflect events occurring after the filing of the Original June 2009 10-Q or modify or update any related or other disclosures, including forward-looking statements, unless expressly noted otherwise. Accordingly, this amendment should be read in conjunction with the Original June 2009 10-Q and with our other filings made with the Securities and Exchange Commission subsequent to the filing of the Original June 2009 10-Q, including any amendments to those filings. The filing of this amendment shall not be deemed an admission that the Original June 2009 10-Q when made included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

The following sections in this report have been amended as a result of the restatement and reclassification:

Part II:

Item 1. Financial Statements and Supplementary Data	4
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	5
Item 4(T). Controls and Procedures	15

Item 1. Financial Statements and Supplementary Data

Financial Statement Index

Unaudited Consolidated Financial Statements
for the Three Months and Six Months Ended June 30, 2009

Page

Consolidated Balance Sheets as of June 30, 2009 (unaudited) and December 31, 2008 (audited)	F–1

Consolidated Statements of Operations for the three months and six months ended June 30, 2009 and 2008 (unaudited)	F–2

Consolidated Statements of Stockholders’ Deficit for the six months ended June 30, 2009 and 2008 (unaudited)	F-3

Consolidated Statements of Cash Flows for the six months ended June 30, 2009 and 2008 (unaudited)	F–4

Notes to the Financial Statements	F–5

VINYL PRODUCTS, INC. (fka RED OAK CONCEPTS, INC.)
CONSOLIDATED BALANCE SHEET—UNAUDITED (Restated – Note J)

	As of
	June 30, 2009	December 31, 2008
ASSETS
CURRENT ASSETS:
Cash and Cash Equivalents	$171,149	$114,901
Accounts Receivable	34,200	57,575
Stock Receivable	-	5,000
Inventory	148,347	156,865
Prepaid Expenses	55,060	38,651
Total Current Assets	408,756	372,992
PROPERTY AND EQUIPMENT:
Property and Equipment	430,163	429,255
Less Accumulated Depreciation	173,284	148,084
Net Property and Equipment	256,879	281,171
OTHER ASSETS:
Security Deposits	8,690	8,690
Total Other Assets	8,690	8,690
TOTAL ASSETS	$674,325	$662,853

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Current Portion of Long-Term Liabilities	$16,700	$18,646
Bank Line of Credit	36,493	-
Accounts Payable and Accruals	298,073	255,401
Customer Deposits	260,607	161,658
Income Taxes Payable	21,600	21,200
Total Current Liabilities	633,473	456,905
LONG-TERM LIABILITIES:
Vehicle and Installment Purchase Contracts	40,870	48,824
Less Current Portion Shown Above	16,700	18,646
Net Long-Term Liabilities	24,170	30,178
Total Liabilities	657,643	487,083
SHAREHOLDERS' EQUITY:
Preferred Stock ($.0.0001 par value; 10,000,000 shares authorized;
no shares issued and outstanding at June 30, 2009 and December 31, 2008)	-	-
Common Stock ($0.0001 par value; 100,000,00 shares authorized;
22,863,200 shares issued and outstanding at June 30, 2009 and 22,859,000 shares issued and outstanding at December 31, 2008)	2,286	2,286
Paid in Capital	92,914	90,814
Retained Earnings (Deficit)	(78,518)	82,670
Total Shareholders' Equity	16,682	175,770
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$674,325	$662,853

The accompanying unaudited notes are an integral part of these unaudited financial statements.

VINYL PRODUCTS, INC.
Consolidated Statements of Operations
For the Three Months and Six Months Ended June 30, 2009
(Restated and Reclassified – Note J)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008

Income	$800,403	$1,189,776	$1,484,911	$2,071,455
Cost of Goods Sold:
Labor	127,598	214,404	265,578	402,481
Materials, net of discounts	236,813	363,318	394,630	654,061
Other	6,005	13,582	13,296	20,420
Total Cost of Goods Sold	370,416	591,304	673,504	1,076,962
Gross Profit	429,987	598,472	811,407	994,493
Expenses:
Advertising and Marketing	46,397	57,929	81,137	96,116
Selling, General and Administrative	89,033	108,365	181,614	208,764
Payroll	267,898	195,558	520,046	509,759
Professional Fees	50,785	58,961	134,654	87,102
Rent	26,070	26,070	52,140	51,650
Total Expenses	480,183	446,883	969,591	953,391
Net Operating Income	(50,196)	151,589	(158,184)	41,102
Other Income (Expense):
Interest Income	92	3,662	349	5,245
Interest Expense	(1,671)	(4,404)	(2,952)	(5,358)
Net Other Income (Expense)	(1,579)	(742)	(2,603)	(113)

Income Before Income Taxes	(51,775)	150,847	(160,787)	40,989

Income Taxes	(200)	(23,800)	(400)	(24,000)
Net Income	$(51,975)	$127,047	$(161,187)	$16,989,
Earnings per share:
Basic	$(.00)	$.00	$.00)	$.00
Diluted	$(.00)	$.00	$(.00)	$.00

Weighted average shares outstanding - basic	22,862,481	22,802,112	22,862,481	22,802,112
Weighted average shares outstanding - diluted	22,969,387	22,802,112	22,969,387	22,802,112

The accompanying unaudited notes are an integral part of these unaudited financial statements.

VINYL PRODUCTS, INC. (f/k/a RED OAK CONCEPTS, INC.)
CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIT—UNAUDITED (Restated – Note J)

	Preferred Stock		Common Stock		Paid-In	Retained
	Shares	Stock	Shares	Stock	Capital	Earnings

Balances, December 31, 2008	-	$-	22,859,000	$2,286	$90,814	$82,669

Issuance of Common Stock	-	-	4,200	-	2,100	-

Net Income/(Loss) for the Period	-	-	-	-	-	(161,187)

Balances, June 30, 2009	-	$-	22,863,200	$2,286	$92,914	$(78,518)

The accompanying unaudited notes are an integral part of these unaudited financial statements.

VINYL PRODUCTS, INC. (f/k/a RED OAKS CONCEPTS, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS—UNAUDITED (Restated – Note J)

	For the Six Months Ended
	June 30, 2009	June 30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income/(Loss)	$(161,187)	$16,989
Adjustments to Reconcile Net Income to Net Cash Provided by Operations:
Depreciation	25,200	22,928
Changes in Assets and Liabilities:
Decrease (Increase) in Accounts Receivable	23,375	(6,659)

Decrease (Increase) in Inventory	8,517	(1,152)
Decrease (Increase) in Prepaid Expenses	(18,807)	4,102

Increase in Accounts Payable and Accrued Expenses	49,713	76,648
Decrease in Customer Deposits	98,948	130,376
Increase (Decrease) in Credit Card Balances	(4,641)	(14,304)
Increase (Decrease) in Income Taxes Payable	400	(10,132)
Net Cash Provided (Used) by Operating Activities	21,518	218,796

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Fixed Assets	(908)	(28,041)
Net Cash Provided (Used) by Investing Activities	(908)	(28,041)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of Common Stock	2,100	2,100
Collection of Stock Receivable	5,000	-
Proceeds from Line of Credit Borrowings, net of repayments	36,493	-
Vehicle Loan Proceeds, net of Principal Payments	(7,954)	(10,115)
Increase (Decrease) in Note Payable to Shareholder	-	152,000
Dividends	-	(230,000)
Net Cash Provided by (Used in) Financing Activities	35,639	(86,015)

NET CASH INCREASE FOR THE PERIOD	56,249	104,740

Cash at Beginning of Period	114,900	134,252

CASH AT END OF PERIOD	$171,149	$238,992

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
INTEREST	$19,662	$20,523
TAXES	$-	$34,132

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

NOTE B – SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the six months ended June 30, 2009 and 2008 are summarized as follows:

Cash paid for interest and income taxes during the six months ended June 30:

	2009	2008
Interest	$19,662	$20,523
Income Taxes	$-0-	$34,132

NOTE C – COMMITMENTS/LEASES

The Company leases its 10,000 square foot facility under a non-cancellable lease arrangement that expires on March 31, 2011, with an option to renew for an additional two-year period.  The lease is guaranteed by one of the Company’s shareholders.  Future minimum payments under the current operating lease are $52,140 in 2009, $106,629 in 2010, and $26,833 in 2011.

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
(Reclassified and Restated – Note J)

NOTE E – INCOME TAXES

Prior to 2008, the Company had elected to be taxed as a Subchapter S corporation, and as such the net income of the Company was passed through to the Company’s two shareholders.  The Company is now a Subchapter C corporation and is subject to Federal and State income taxes.

Income tax expense for the six months ended June 30, 2009 and June 30, 2008 is as follows:
	2009	2008
Federal	$-0-	$18,000
California	$400	$6,000

As of December 31, 2008, the Company had a net operating loss carryforward for federal tax purposes of $56,025 and a net operating loss carryforward for state tax purposes of $42,209.

NOTE F – NET INCOME PER COMMON SHARE

The Company’s reconciliation of the numerators and denominators of the basic and fully diluted income per share is as follows for the six months ended June 30, 2008 and 2009:

	For the Six Months Ended June 30, 2008
	Income	Shares		Per-Share
	(Numerator)	(Denominator)		Amount
Net Income (Loss)	$16,989

Basic EPS
Income available to Common shareholders	$16,989	22,802,112	(A)	$(.00)

Effect of Dilutive Securities
Stock Options		-0-

Diluted EPS
Income available to Common shareholders	$16,989	22,802,112		$(.00)

	For the Six Months Ended June 30, 2009
	Income	Shares		Per-Share
	(Numerator)	(Denominator)		Amount
Net Income (Loss)	$(161,187)
Basic EPS
Income available to Common shareholders	$(161,187)	22,862,481	(A)	$(.00)

Effect of Dilutive Securities
Stock Options - antidilutive		106,906

Diluted EPS
Income available to Common shareholders	$(161,187)	22,969,387		$(.00)
(A) See Note A

VINYL PRODUCTS, INC.
Notes to Unaudited Consolidated Financial Statements
For the Six Months Ended June 30, 2009
(Reclassified and Restated – Note J)

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

NOTE J – RECLASSIFICATION AND RESTATEMENT

(A)
RECLASSIFICATION:  In prior years, the Company had included as a component of Interest Expense credit card fees charged by credit card companies to our Company for accepting payments from our customers by credit card, and financing discounts representing the amount we receive from companies that finance a customer's purchase of our products, which is less than the amount of our invoice to the customer.  The Company subsequently concluded that these two items were more appropriately classified as selling, general and administrative expenses.  Accordingly, the 2009 and 2008 audited Statements of Operations have been reclassified to include these items in Selling, General and Administrative Expenses.

The following line items in the Statements of Operation were affected:

	Three Months Ended June 30, 2009 As Originally Reported	Three Months Ended June 30, 2009 As Reclassified	Effect of Change	Three Months Ended June 30, 2008 As Originally Reported	Three Months Ended June 30, 2008 As Reclassified	Effect of Change
Selling, General and Administrative	79,253	89,033	9,780	98,677	108,365	9,688
Total Expenses	470,403	480,183	9,780	437,195	446,883	9,688
Net Operating Income	(40,416)	(50,196)	9,780	161,277	151,589	9,688
Interest Expense	(11,451)	(1,671)	9,780	(14,092)	(4,404)	9,688
Net Other Income (Expense)	(11,359)	(1,579)	9,780	(10,430)	(742)	9,688

VINYL PRODUCTS, INC.
Notes to Unaudited Consolidated Financial Statements
For the Six Months Ended June 30, 2009
(Reclassified and Restated – Note J)

	Six Months Ended June 30, 2009 As Originally Reported	Six Months Ended June 30, 2009 As Reclassified	Effect of Change	Six Months Ended June 30, 2008 As Originally Reported	Six Months Ended June 30, 2008 As Reclassified	Effect of Change
Selling, General and Administrative	164,904	181,614	16,710	193,599	208,764	15,165
Total Expenses	952,881	969,591	16,710	938,226	953,391	15,165
Net Operating Income	(141,474)	(158,184)	16,710	56,267	41,102	15,165
Interest Expense	(19,662)	(2,952)	16,710	(20,523)	(5,358)	15,165
Net Other Income (Expense)	(19,313)	(2,603)	16,710	(15,278)	(113)	15,165

(B)
RESTATEMENT: Income Taxes for 2008 were previously reported as $50,000; the correct amount was $80,000.  Accordingly, the 2008 financial statements have been restated to reflect the correction of this error.

The following line items in the June 30, 2009, and December 31, 2008 Balance Sheets were affected:

	As Originally Reported	As Restated	Effect of Change
June 30, 2009 Balance Sheet:
Prepaid Expenses	63,860	55,060	(8,800)
Total Current Assets	417,556	408,756	(8,800)
Total Assets	683,125	674,325	(8,800)
Income Taxes Payable	400	21,600	21,200
Total Current Liabilities	612,273	633,473	21,200
Total Liabilities	636,443	657,643	21,200
Retained Earnings	(48,518)	(78,518)	(30,000)
Total Shareholders’ Equity	46,682	16,682	(30,000)
Total Liabilities and Shareholders’ Equity	683,125	674,325	(8,800)

December 31, 2008 Balance Sheet:
Prepaid Expenses	47,451	38,651	(8,800)
Total Current Assets	381,792	372,992	(8,800)
Total Assets	671,653	662,853	(8,800)
Income Taxes Payable	0	21,200	21,200
Total Current Liabilities	435,705	456,905	21,200
Total Liabilities	465,883	487,083	21,200
Retained Earnings	112,670	82,670	(30,000)
Total Shareholders’ Equity	205,770	175,770	(30,000)
Total Liabilities and Shareholders’ Equity	671,653	662,853	(8,800)

VINYL PRODUCTS, INC.
Notes to Unaudited Consolidated Financial Statements
For the Six Months Ended June 30, 2009
(Reclassified and Restated – Note J)

The following line items in the Statement of Operations for the three months and six months ended June 30, 2008 were affected:

	As Originally Reported	As Restated	Effect of Change
3 Months Ended June 30, 2008:
Income Taxes	(27,500)	(23,800)	3,700
Net Income	123,347	127,047	3,700

6 Months Ended June 30, 2008:
Income Taxes	(27,700)	(24,000)	3,700
Net Income	13,289	16,989	3,700

The following table demonstrates the changes in certain line items in the Consolidated Statements of Cash Flows for the six months ended June 30, 2008, that were affected by the restatement and the amount of the change in the period:

	As Originally Reported	As Restated	Effect of Change
6 Months Ended June 30, 2008:
Net Income	13,289	16,989	3,700
Increase (Decrease) In Income Taxes Payable	(6,432)	(10,132)	(3,700)

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

Restatement

The following discussion and analysis of our financial condition and results of operations includes the effects of the restated and reclassified amounts as disclosed herein under the heading "Restatement and Reclassification" and in "Note J" to our audited consolidated financial statements for the years ended December 31, 2008 and 2007, titled "Restatement and Reclassification," which are included in Part II, Item 8 of the Form 10-K/A we filed with the SEC on November 13, 2009. For this reason, the data set forth in this section may not be comparable to discussions and data in our previously filed in other reports or filings we have made with the SEC.

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

The reclassification of the audited consolidated financial statements for the years ended December 31, 2007 and 2008 to include credit card fees and financing discounts as selling, general and administrative expenses affected individual components of the Company’s Consolidated Statements of Operations for each of the years in the two-year period ended December 31, 2008.  This reclassification did not result in any change to our reported Consolidated Balance Sheets as of December 31, 2008 and 2007 or the Consolidated Statements of Cash Flows for either of the years in the two-year period ended December 31, 2008 and had no effect on the reported consolidated net income or net earnings per share for either period (thought it did affect net operating income and net other income in each of 2007 and 2008 periods).  The reclassification affected components of our Consolidated Statements of Operations for the period ended June 30, 2009.  The reclassification did not result in any change to our reported Consolidated Balance Sheets as of June 30, 2009 or the Consolidated Statements of Cash Flows for the three months and six months then ended and had no effect on the reported consolidated net income or net earnings per share for the period (though it did affect net operating income and net other income in each of 2007 and 2008 periods).  The Company has added a reclassification footnote as Note J to the financial statements filed herewith, titled "Reclassification and Restatement."

The following tables demonstrate the changes in certain line items in the Statements of Operations for the three and six months ended June 30, 2009 and the year ended December 31, 2008 that were affected by the reclassification and the amount of the change in each such year:

Three months ended June 30, 2009:

	Three Months Ended June 30, 2009 As Originally Reported	Three Months Ended June 30, 2009 As Reclassified	Effect of Change	Three Months Ended June 30, 2008 As Originally Reported	Three Months Ended June 30, 2008 As Reclassified	Effect of Change
Selling, General and Administrative	79,251	89,033	9,780	98,677	108,365	9,688
Total Expenses	470,403	480,183	9,780	437,195	446,883	9,688
Net Operating Income	(40,416)	(50,196)	9,780	161,277	151,589	9,688
Interest Expense	(11,451)	(1,671)	9,780	(14,092)	(4,404)	9,688
Net Other Income (Expense)	(11,359)	(1,579)	9,780	(10,430)	(742)	9,688

Six Months Ended June 30, 2009:

	Six Months Ended June 30, 2009 As Originally Reported	Six Months Ended June 30, 2009 As Reclassified	Effect of Change	Six Months Ended June 30, 2008 As Originally Reported	Six Months Ended June 30, 2008 As Reclassified	Effect of Change
Selling, General and Administrative	164,904	181,614	16,710	193,599	208,764	15,165
Total Expenses	952,881	969,591	16,710	938,226	953,391	15,165
Net Operating Income	(141,474)	(158,184)	16,710	56,267	41,102	15,165
Interest Expense	(19,662)	(2,952)	16,710	(20,523)	(5,358)	15,165
Net Other Income (Expense)	(19,313)	(2,603)	16,710	(15,278)	(2,490)	15,165

Restatement: In February 2009, we calculated our federal and state corporate income taxes for the year ended December 31, 2008 in reliance on advice from our professional tax preparer that we could compute the taxes due on a consolidated basis after giving effect to the acquisition of The Vinyl Fence Company, Inc. ("TVFC"), which became our wholly owned subsidiary in November 2008.  The Original 2007/2008 Financial Statements included the amount of the federal and state taxes on a consolidated basis, which we reported as aggregating approximately $50,000.  In March 2009, we filed for extensions of the time in which to pay the taxes with the Internal Revenue Service and the California Franchise Tax Board to defer payment of the taxes until September 2009.  In the course of finalizing our tax returns, which we were required to file by September 15, 2009, we were advised by our tax preparer that we could not file the returns of the parent (us) and our subsidiary, TVFC, on a consolidated basis because we did not file the appropriate notification forms in connection with our acquisition of TVFC and change in fiscal year end of our Company.  As a result, we were required to file individual returns for each entity.  The prohibition against preparing tax returns that consolidated the operations of our Company and TVFC results in higher federal and states corporate income taxes owed, the total amount of which is approximately $80,000, representing a $30,000 difference between the amount of the taxes we originally calculated and reported and the amount we actually owed.  The additional amount of federal and state corporate income taxes to be paid is material to our financial statements.

The restatement of the audited consolidated financial statements for the years ended December 31, 2007 and 2008 to report the accurate amount of federal and state corporate income taxes owed affected individual components of our Consolidated Balance Sheets as of December 31, 2008 and on our Consolidated Statement of Operations, Consolidated Statement of Shareholders’ Equity, and Consolidated Statement of Cash Flows for the year ended December 31, 2008.  The restatement had no effect on reported earnings per share for that period.  The audited consolidated financial statements for the 2007 fiscal year will not be affected in any way.  For the period ended June 30, 2009, the restatement affected individual components of the Company's unaudited Consolidated Balance Sheet, Consolidated Statement of Operations, and Consolidated Statement of Cash Flows.  The restatement had no effect on earnings per share for the period ended June 30, 2009.  The Company has added a restatement footnote as "Note J" to the financial statements filed herewith, titled "Reclassification and Restatement."

The following table demonstrates the changes in certain line items in the Consolidated Balance Sheets as of June 30, 2009 and December 31, 2008 that were affected by the reclassification and the amount of the change in each period:

	As Originally Reported	As Restated	Effect of Change

June 30, 2009 Balance Sheet:
Prepaid Expenses	63,860	55,060	(8,800)
Total Current Assets	417,556	408,756	(8,800)
Total Assets	683,125	674,325	(8,800)
Income Taxes Payable	400	21,600	21,200
Total Current Liabilities	612,273	632,973	21,200
Total Liabilities	636,443	657,643	21,200
Retained Earnings	(48,518)	(78,518)	(30,000)
Total Shareholders’ Equity	46,682	16,682	(30,000)
Total Liabilities and Shareholders’ Equity	683,125	674,325	(8,800)

December 31, 2008 Balance Sheet:
Prepaid Expenses	47,451	38,651	(8,800)
Total Current Assets	381,792	372,992	(8,800)
Total Assets	671,653	662,853	(8,800)
Income Taxes Payable	0	21,200	21,200
Total Current Liabilities	435,705	456,905	21,200
Total Liabilities	465,883	487,083	21,200
Retained Earnings	112,670	82,670	(30,000)
Total Shareholders’ Equity	205,770	175,853	(30,000)
Total Liabilities and Shareholders’ Equity	671,653	662,853	(8,800)

The following table demonstrates the changes in certain line items in the Consolidated Statements of Operations for the three and six months ended June 30, 2008 that were affected by the restatement and the amount of the change in each period:

	As Originally Reported	As Restated	Effect of Change
3 Months Ended June 30, 2008:
Income Taxes	(27,500)	(23,800)	3,700
Net Income	123,347	127,047	3,700

6 Months Ended June 30, 2008:
Income Taxes	(27,700)	(24,000)	3,700
Net Income	13,289	16,989	3,700

The following table demonstrates the changes in certain line items in the Consolidated Statements of Cash Flows for the six months ended June 30, 2008, that were affected by the restatement and the amount of the change in the period:

	As Originally Reported	As Restated	Effect of Change
6 Months Ended June 30, 2008:
Net Income	13,289	16,989	3,700
Increase (Decrease) In Income Taxes Payable	(6,432)	(10,132)	(3,700)

Results of Operations

Comparison of the Three Months Ended June 30, 2009 and 2008

Income:   Income for the second quarter covered by this report was $800,403, a decrease of 33% compared to sales of $1,189,776 during the second quarter of 2008.  We believe that such decrease is directly correlated to the general weakness in the national economy, the fact that homeowners either do not have the disposable income to allocate to home renovation projects or have elected not to spend their disposable income on fence or decking projects at this time, and tight consumer credit conditions.

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

Selling, general and administrative expenses decreased from $108,365 during the second quarter of 2008 to $89,033, or 18%, during the second quarter of 2009.  The decrease was due primarily to decreases in travel, meals and entertainment expenses.

Payroll expenses increased from $195,558 to $267, 898, an increase of $72,340, or 37%, due primarily to officer pay increases.

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

Comparison of the Six Months Ended June 30, 2009 and 2008

Income:   Income for the first two quarters covered by this report was $1,484,911, a decrease of 28% compared to sales of $2,071,455 during the first two quarters of 2008.

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

Selling, general and administrative expenses decreased from $208,764 during the first two quarters of 2008 to $181,614, or 13%, during the first two quarters of 2009.  The decrease was due primarily to decreases in travel, meals and entertainment expenses.

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

Income taxes decreased from $24,000 in 2008 to $400 in 2009, due to the Company making a profit in 2008 and a loss in 2009.

For the three years ended June 30, 2009, inflation and changes in prices have had little impact on revenues and net income.  As our sole vinyl supplier has increased prices, we have been able to increase our prices correspondingly.

Cash Flows

Three Months Ended June 30, 2009 and June 30, 2008

Cash and Cash Equivalents

Our cash and cash equivalents were $238,992 at June 30, 2008, and decreased to $171,149 by June 30, 2009, due primarily to a decrease in net income in 2009.

Net cash provided by operating activities

Net cash provided by operating activities was $80,216 for the three months ended June 30, 2009, compared to $251,731for the three months ended June 30, 2008.  The $171,515 decrease was primarily attributable to a decrease in net income of $179,000.

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

Net cash provided by operating activities

Net cash provided by operating activities was $21,518 for the six months ended June 30, 2009, compared to $218,796 for the six months ended June 30, 2008.  The $197,278 decrease was primarily attributable to a decrease in net income of $179,000 and a decrease in customer deposits of $32,000.

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

Outlook

Demand for our products can be linked to changes in the health of the economy in general and the level of activity in home improvements.  These activity levels, in turn, are affected by such factors as consumer confidence, home equity values, home equity loan withdrawals, consumer spending habits, reasonably attainable consumer credit, income, interest rates and inflation.  These factors are all currently in poor positions, and indications are that they will remain that way in the near-term.  We believe that these factors have resulted in decreased home improvement spending, which caused our sales and results of operations to decline for the quarter ended June 30, 2009.  We cannot at this time state with any certainty when significant improvements in market conditions may occur and we are managing our business on that basis.

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

Evaluation of Disclosure Controls and Procedures

As of June 30, 2009, the Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer (principal executive officer, or PEO) and Chief Financial Officer (principal financial officer, or PFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Exchange Act), pursuant to Exchange Act Rule 13a-15.

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

Based on management’s evaluation and as a result of the identified material weaknesses, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2009, our disclosure controls and procedures were not effective to ensure that we are able to accumulate and communicate to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure, information that we are required to disclose in the reports that we file with the SEC, and to record, process, summarize and report that information within the required time periods.

Changes in Internal Controls

During the three months ended June 30, 2009, we did not make any changes to our internal control over financial reporting (as defined in Rules 13a-15 and 15d-15 under the Exchange Act) that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2009.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2009.

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

VINYL PRODUCTS, INC.

Date: November 23, 2009	By:	/s/ Gordon Knott
	Name:	Gordon Knott
	Title:	President and Chief Executive Officer

Date: November 23, 2009	By:	/s/ Douglas E. Wells
	Name:	Douglas E. Wells
	Title:	Chief Financial Officer and Principal Financial Officer