Form 10-Q/A
period 2009-09-30
VINYL PRODUCTS, INC.
filed 2009-11-24
CIK 1409014

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

EXPLANATORY NOTE

Vinyl Products, Inc. (“we,” “us,” “our” or the “Company”) is filing this Form 10-Q/A to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 ("Amended September 2009 10-Q") as originally filed with the Securities and Exchange Commission on November 16, 2009 ("Original September 2009 10-Q") to revise the cover page to remove the designation that the filing was "Amendment No. 2" to the report.  The designation set forth on the cover page of the Original September 2009 10-Q that indicated that such report was "10-Q/A (Amendment No.2)" was a typographical error.  The Original September 2009 10-Q was not an amendment.

We are not amending or revising any of the disclosure included in the Original September 2009 10-Q; however, because we are filing an amendment to change the designation of the Original September 2009 10-Q, this filing is now designated as an amendment; albeit, "Amendment No. 1."  Our amendment is limited to revising the designation of the filing on the cover page and changing the date on the signature page of the Amended September 2009 10-Q and, in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Form 10-Q/A is accompanied by currently dated certifications on Exhibits 31.1 and 31.2 by our Chief Executive Officer and Chief Financial Officer, respectively, and Exhibit 32.1 by our Chief Executive Officer and Chief Financial Officer.  This amendment continues to speak as of the date of the Original September 2009 10-Q, and does not reflect events occurring after the filing of the Original September 2009 10-Q or modify or update any related or other disclosures, including forward-looking statements.  The filing of this amendment shall not be deemed an admission that the Original September 2009 10-Q when made included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

The following section in this report has been amended as a result of the revision:

Part II:

Item 6.  Exhibits

ii

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