Form 10-K/A
period 2008-12-31
VINYL PRODUCTS, INC.
filed 2010-01-08
CIK 1409014

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/1
(Amendment No. 2)
(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2008

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number: 000-52769

VINYL PRODUCTS, INC.

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
    Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
     Yes ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
  ☒  Yes     No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
  ☒  Yes     No

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
Yes ☒  No

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

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes     No

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

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

We are filing this Amendment No. 2 on Form 10-K/A ("Amendment No. 2") to our Annual Report on Form 10-K for the year ended December 31, 2008 as originally filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2009 (the “Original Filing”), and as thereafter amended upon the filing of Amendment No. 1 to Form 10-K/A as filed with the SEC on November 13, 2009 ("Amendment No. 1"), to amend "Item 9A. Controls and Procedures," as set forth in Amendment No. 1, to state management's conclusion as to the effectiveness of the Company's internal control over financial reporting.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), each item of Amendment No. 1 that is amended by this Amendment No. 2 is restated in its entirety, and this Amendment No. 2 is accompanied by currently dated certifications on Exhibits 31.1 and 31.2 by our Chief Executive Officer and Chief Financial Officer, respectively, and Exhibit 32.1 by our Chief Executive Officer and Chief Financial Officer.

Except as expressly set forth in this Amendment No. 2, we are not amending any other part of the Original Filing or Amendment No. 1.  This Amendment No. 2 continues to speak as of the date of the Original Filing, except as such disclosure was amended by Amendment No. 1, and does not reflect events occurring after the filing of the Original Filing, other than as described in Amendment No. 1, or modify or update any related or other disclosures, including forward-looking statements, unless expressly noted otherwise.  Accordingly, this Amendment No. 2 should be read in conjunction with the Original Filing and Amendment No.1 and with our other filings made with the SEC subsequent to the filing of the Original Filing and Amendment No. 1, including any amendments to those filings.  The filing of this Amendment No. 2 shall not be deemed an admission that the Original Filing or Amendment No. 1 when made included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

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

Management’s Report on Internal Control over Financial Reporting

We are required to evaluate our internal control over financial reporting in order to allow management to report on their effectiveness on an annual basis, as required by Section 404 of the Sarbanes-Oxley Act of 2002 and the rules and regulations of the SEC.  These laws and regulations provide that management's evaluation of the effectiveness of our internal control over financial reporting is based on a suitable, recognized control framework that is established by a body or group that has followed due-process procedures, including the broad distribution of the framework for public comment.  We are in the process of implementing the components and principles presented in "Internal Control — Integrated Framework," issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), as the basis for our internal control over financial reporting.   We expect to base assessments of and reports on our internal control over financial reporting on the COSO framework commencing with the year ending December 31, 2009.  In view of the material weaknesses in the Company's internal control over financial reporting that existed as of December 31, 2008, management has concluded that the Company's internal control over financial reporting was not effective as of said date.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on January 8, 2010.

VINYL PRODUCTS, INC.

By:	/s/ Gordon Knott
Gordon Knott

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on January 8, 2010.

Signature	Title
/s/ Gordon Knott Gordon Knott	President, Principal Executive Officer and Director
/s/ Douglas E. Wells Douglas E. Wells	Chief Financial Officer and Principal Financial Officer
/s/ Garabed Khatchoyan Garabed Khatchoyan	Secretary and Director