Form 10-K
period 2009-12-31
VINYL PRODUCTS, INC.
filed 2010-04-09
CIK 1409014

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2009

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
☒  Yes   ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☐  Yes   ☒  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
☐  Yes   ☒  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐  Yes   ☒  No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.    $2,764,200

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. At April 8, 2010 there were 22,864,200 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None

TABLE OF CONTENTS

FORWARD-LOOKING STATEMENTS	ii
PART I	1
Item 1. Description of Business	1
Item 1A. Risk Factors.	13
Item 2. Properties.	21
Item 3. Legal Proceedings.	21
Item 4. Reserved	21
PART II	21
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.	21
Item 6. Selected Financial Data.	22
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.	30
Item 8. Financial Statements and Supplementary Data.	31
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.	32
Item 9A. Controls and Procedures.	32
Item 9B. Other Information.	35
PART III	35
Item 10. Directors, Executive Officers and Corporate Governance.	35
Item 11. Executive Compensation.	38
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.	40
Item 13. Certain Relationships and Related Transactions, and Director Independence.	40
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	22
Item 14. Principal Accounting Fees and Services.	42
PART IV	42
Item 15. Exhibits, Financial Statement Schedules.	42
SIGNATURES	45

i

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and the documents incorporated by reference into the Annual Report on Form 10-K include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology.  We believe that the expectations reflected in such forward-looking statements are accurate.  However, we cannot assure you that such expectations will occur.  Our actual results, performance, or outcomes could differ materially from those expressed or implied in the forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to:

•	an interruption in supply from our sole vendor of vinyl products;
•	our lack of product diversification;
•	a change in consumer preferences away from outdoor products manufactured from vinyl;
•	the sensitivity of our industry to prevailing national economic conditions;
•	our inability to develop a successful franchise program;
•	the ability of prospective franchisees to obtain credit to finance the purchase of franchises from us;
•	the failure of our franchise operations to generate the revenues we expect or the need to subsidize our franchise operations;
•	our ability to raise capital if necessary to fund the development of our franchise program or for other corporate purposes;
•	competition from one or more other companies that seek to develop national vinyl products chains;
•	our ability to retain our officers, directors, key personnel, and management;
•	our inability to manage growth; and
•	the other factors set forth under “Risk Factors” included in this Annual Report.

In addition, the Company’s views about the restatement of our historical financial statements and the effectiveness of our remediation of material weaknesses in our controls also constitute “forward-looking statements.”

We caution you that the foregoing list of important factors is not exclusive.  You should not rely on these forward-looking statements, which speak only as of the date of this Annual Report.  We operate in a very competitive environment.  New risks emerge from time to time.  It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make.  Except as required by law, we are not obligated to publicly release any revisions to these forward-looking statements to reflect events and circumstances occurring after the date of this Annual Report or to reflect the occurrence of unanticipated events.

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

ii

PART I

Item 1. Description of Business

Unless the context otherwise requires, any reference to “the Company,” “we,” “us,” or, “our” in this Annual Report on Form 10-K  refers to Vinyl Products, Inc., a Nevada corporation, together with its wholly-owned subsidiary, The Vinyl Fence Company, Inc., a California corporation, which we refer to individually as "TVFC."

General

We market and install a variety of aesthetically durable, low-maintenance vinyl products, including fencing, patio covers, decking, railing and trim categories, for the residential market.  Our products are used largely in renovation and remodeling by our customers who include homeowners and homeowner associations.  During 2009, fencing products represented approximately 56% of our gross income (revenue) and patio covers represented approximately 32% of our gross income.

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

On August 15, 2007, we filed a registration statement on Form 10-SB to register our class of common stock under the Exchange Act that became effective as of October 14, 2007.

On November 20, 2008, we entered into the Share Exchange Agreement with TVFC and all of its shareholders to acquire all of the outstanding shares of that corporation's common stock in exchange for an aggregate of 22,100,000 shares of our common stock, as described below.

On November 21, 2008, we amended our articles of incorporation to change our name to Vinyl Products, Inc.

TVFC was organized under the laws of the State of California on April 18, 2003.  TVFC funded its organization and operations through founder contributions.  In the spring of 2003, TVFC began marketing its products to the public and in November 2003, it entered into a vinyl products supply agreement with U.S. Polymers, Inc.  The principals of TVFC began to formulate the sales and marketing plan currently employed by the Company prior to organizing the Company and have continually refined their approach based on carefully monitored results of marketing activities.

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

Under the Share Exchange Agreement:

•	we exchanged one share of our common stock for each outstanding common share of TVFC;

•	we agreed to honor and assume options granted by TVFC to its employees to purchase up to 133,800 shares of common stock, which are exercisable at a price of $.50 per share through September 24, 2010;

•
the board of directors and management of our Company as of the date of the agreement resigned and appointed Gordon Knott and Garabed Khatchoyan , each of whom serves as a director of TVFC, to serve on our board of directors and serve as the president and secretary of our Company, respectively;

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

•
Susan Zachmann and Katherine Daniels contributed to the capital of the Company all amounts of principal and interest due to them under promissory amounts evidencing loans made by each them to the Company in the principal amount of $14,950 ($29,950 of principal in the aggregate); and

•
We agreed to register for public resale under the Securities Act pursuant to a registration rights agreement described below, an aggregate of 3,133,800 shares of our common stock, including (i) 2,300,000 exchange shares; (ii) 700,000 shares of our common stock held by holders thereof upon to the closing of the share exchange (representing all outstanding shares of common stock on such date prior giving effect to the issuance of the shares under the Share Exchange Agreement), subject to their entering into a Lock-Up/Leak Out Agreement, described below, and (iii) 133,800 shares of common stock issuable upon the exercise of options we assumed under the Share Exchange Agreement.  The holders 2,000,000 shares in the share exchange subsequently declined to cause the Company to register the shares they received.

On the closing of the share exchange, we entered into a registration rights agreement with the holders of the shares of common stock described in the foregoing paragraph which governs the terms and conditions upon which we agreed to register their shares of common stock and the shares of common stock issuable upon exercise of the options for public resale under the Securities Act.  We agreed to file such registration statement within 90 days of the closing of the share exchange, subject to our right to withdraw or delay the filing of the registration statement under certain circumstances without penalty, and to pay all costs and expenses incident to such registration.  We agreed to maintain the effectiveness of the registration statement for a minimum of twelve months following its effective date.  A more detailed discussion of the registration rights agreement is set forth under the heading "Description of Securities – Registration Rights."

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

The Share Exchange Agreement and the transactions described therein were approved by the unanimous written consent of the respective boards of directors and stockholders of our Company and TVFC.

For accounting purposes, the share exchange transaction was treated as a reverse acquisition with TVFC as the acquirer and Red Oak Concepts, Inc. as the acquired party.  The accounting rules for reverse acquisitions require that beginning November 20, 2008, the date of the reverse acquisition, our balance sheet includes the consolidated assets and liabilities of TVFC and our equity accounts were recapitalized to reflect the net equity of TVFC.  When we refer in this Annual Report to business and financial information for periods prior to the consummation of the reverse acquisition, we are referring to the business and financial information of TVFC unless the context suggests otherwise.

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

In addition to vinyl fence, other plastic-based fence materials include polyethylene, polystyrene, polypropylene and wood-plastic composites.  A recent study estimates demand for all plastic-based fence materials in the North American residential market to be over $600 million of the total market in 2006.

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

Strategy

 We are committed to enhancing profitability and cash flows through the following strategies:

 Maximizing Efficiency and Profitability at our Existing Retail Locations:  We will examine all facets of our operations at our existing retail facilities, including the number of our sales and installation personnel and their duties and responsibilities, to maximize operating efficiencies and achieve optimum profitability.

 Franchising:  We are not aware of any participant in the exterior vinyl products industry that operates on a national basis nor are we aware of any organization that is seeking to establish a nation-wide presence in the exterior vinyl product industry.  We believe that a significant opportunity exists to develop a national franchise to establish our products and Company as a unique brand and to exploit the anticipated increase in sales of outdoor vinyl products.  We will seek to become the dominant participant in the sale of exterior vinyl products on a national basis by developing a franchise program that will utilize our well-conceived and sophisticated marketing and sales program.  We believe that our marketing and sales program represents a significant advancement compared to the techniques used by other retail sellers in the industry and that our approach can be replicated successfully in any geographic area.  A key element of our franchise program will be to offer franchise opportunities for relatively small markets that will be priced commensurate with the level of potential revenues that can be generated from that market.  We believe that we will benefit from the economies of scale derived from multiple franchises that will give us the opportunity to deploy national advertising and promotional programs that are beyond the financial and creative capabilities of other retail sellers of exterior vinyl products.  The development of a successful franchise operation would represent the possibility to compound revenue growth without requiring a corresponding increase in infrastructure, which we expect would add to our bottom line.  We believe that this will allow us to capture market share and build strong consumer brand awareness, which eventually may serve as a barrier to competitive entry to others on a national level.

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

•	Fencing;
•	Patio Covers;
•	Decking;
•	Gazebos;
•	Railings; and
•	Gates.

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

Sales and Marketing

Our goal is to position and brand our Company as the category leader and standard-bearer in the outdoor vinyl product marketplace.  The strategy we have implemented to achieve our goal closely unites our approach to marketing and consumer sales with corporate branding and has application at the local store level (our retail locations and potential future franchises) and on a national corporate level.  Since our inception, we have carefully monitored the various sales approaches to which consumers favorably respond and have made deductions about buying patterns that we have incorporated into our sales and marketing approach.

Our principal retail showroom is located in Santa Ana, California, which also serves as our corporate office, fabrication facility and warehouse.  During February 2010, we opened a new showroom in Redondo Beach, California (Los Angeles County), as we await the roll out of our franchise program.

Consumer Sales

Strategy.

The home is typically the largest capital purchase people make.  It is management's experience that people are willing to invest the time and effort to ensure they have made the right decision in connection with expenditures for improvements and additions.  We have found that the average prospect often takes in excess of six months to research a home-improvement project, such as fencing, patio covers and decks, before seeking estimates and then taking additional time before actually consummating the purchase.  Homeowners may talk with numerous home centers, specialized retail distributors and independent contractors before deciding what specific product to purchase and from whom to make the purchase.  We also have found that in many cases the lowest price point is not the foremost concern of consumers; rather, value for the dollar (after a decision as to aesthetics) represents the most important consideration.  In management's estimation, value can be measured as a combination of the purchasing and ownership experience.  Value-conscious consumers ultimately are seeking to determine if their expectations have been met – asking if they received what they were promised, from the product itself and its installation.

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

Growth Strategy

 Franchising

We believe that our business model can be replicated successfully throughout the country and that the fundamental elements of our proprietary sales and marketing technique, which we believe is sophisticated when compared to our direct competitors, can be conveyed effectively through written materials and training to motivated entrepreneurs.  We will seek to leverage our business model by initiating a franchise organization and establishing our Company and brand as the first national vinyl products retail chain.

We are not aware of any participant in the exterior vinyl products industry that operates on a national basis nor are we aware of any organization that is seeking to establish a nation-wide presence.  We believe that a significant opportunity exists for us to develop a national franchise to establish our products and Company as a unique brand.  We believe that our business approach and operating model encompasses many of the elements that lend themselves to franchising, including that our business:

•	incorporates a proprietary marketing system that can be replicated in other locations and that differentiates us from others in our industry;

•	has a multi-year record of profitability;

•	has broad geographic appeal; and

•	is relatively easy and inexpensive to operate.

 We will seek to become the dominant participant in the sale of vinyl fencing and patio covers on a national basis by developing a franchise program that will utilize our well-conceived and sophisticated marketing and sales program

 The franchise structure represents an attractive approach to growing our Company, because it:

•	will afford us access to investment capital without forcing us to cede control of our Company to new investors;

•
ultimately may permit us to benefit from the economies of scale associated with larger organizations, such as by allowing us to enter into long-term/high volume contracts with suppliers which could reduce the cost of inventory;

•	would give us the opportunity to deploy national advertising and promotional programs that are beyond the financial and creative capabilities of other direct competition;

•	eventually, may provide us with the capacity to leverage our organization to develop a distribution network among our franchisees;

•	provide us with access to motivated entrepreneurs who have greater incentive than employees to operate their businesses successfully because they have a direct stake in the operation; and

•
would represent the possibility to compound revenue growth without requiring a corresponding increase in infrastructure (if we outsource some of the franchise related services), which we expect would add to our bottom line.

Development of Our Franchise Program

 In June 2009, we retained Franchise 123, Inc., which does business under the name Frandocs, to serve as our franchise consultant.  Frandocs has been providing a wide range of franchise-related consulting services to the business community since 1980.  Our relationship with Frandocs entitles us to utilize certain proprietary software under the terms of a license agreement and to consult with its representatives regarding any issues relating to the development of our franchise program for a period of twelve months.  Thereafter, we may retain Frandocs on a fee basis to render consulting services as necessary.

 The software we are licensing from Frandocs encompasses templates of all of the documents required to develop a franchise program.  The forms were developed and are frequently updated and vetted by franchise lawyers and comply with the Federal Trade Commission regulations that became effective on July 1, 2008, the last substantive changes to the regulations.  The documents required by the Federal Trade Commission comprise the Franchise Disclosure Document, formerly known as the Uniform Franchise Offering Circular; the franchise agreement and the exhibits thereto, including the personal guaranty by franchisee, directory of franchise regulators, operations manual outline, list of franchisees and financial statements.  The software also includes templates of all documents required to establish the parameters of a franchise that will be delivered by us to franchisees, such as operations manuals, royalty payment forms, non-compete agreements, personnel manuals, procedures manuals and employee manuals.   Also included is information pertaining to state regulation of franchising, including states that require registration.

Management favors the template approach to completing the organizational document because it has direct responsibility for the business-specific input required to generate the documents.  Management believes that this approach will conserve significant time and reduce organizational costs.

We have substantially completed the  preparation of our franchise documentation, though we have not yet established the program's parameters or specific attributes.   We will be deliberate both in our preparation of the documents to ensure that the documents satisfy federal requirements and adequately communicate our franchise vision.  We will work closely with our franchise consultant to establish appropriate guiding principles relating to such matters as franchise sale cost; ongoing franchise fees and royalties; franchise territories; franchise recruitment  and the advertising approach we will take on behalf of our franchisees.  We believe that we can complete the document preparation process and develop a general program design over the next two-to-three months.

From time to time, we may seek to outsource ongoing franchise service requirements to franchise operations professionals, which would allow us to maintain financial control over our infrastructure and take advantage of the experience these organizations have developed.  Services subject to outsourcing include: operations management and quality control; advertisement placement and media management; advertisement fund management; centralized print fulfillment; franchise recruitment, franchise prospect qualification and franchise sales management (coaching).  We will assess our requirements as we proceed with the development of the program.

Initially, we will seek to offer franchises in the State of California, one of fourteen states that requires franchise registration, a process that entails filing our offering documents with state regulators and obtaining approval before we can offer franchises.  Until 2009, we were advised that the registration and approval process in California extended over at least a nine-month period, and possibly longer, in the State's effort to protect its residents from fraudulent franchise operators.  We are advised by Frandocs that California recently took action to substantially reduce the time frame in which it will grant registration.  We expect to be registered and qualified to offer franchises in the State of California in the second half of 2010.   We hope that by that time the credit crisis will have dissipated somewhat and that credit will be more readily available to prospective franchisees from private sources and from the government sector, such as through the Small Business Investment Company (SBIC), or that the Small Business Administration will be in a position to guarantee loans to entrepreneurs.

Initially, it is our intention to sell franchises relatively close to our principal offices in Orange County, California, though not so close as to impinge upon sales at our Orange County or Los Angeles County showrooms, where we believe that we can more competently and efficiently monitor, manage, support and oversee the development of our franchisees.  We believe that this will allow us to optimize brand marketing within our geographic area and reduce our marketing and advertising costs, as our retail locations and our Orange County franchisees can benefit from our advertising and marketing efforts.  Initially, senior management, who developed our sales and marketing techniques, will be directly responsible for interviewing prospective franchisees and selecting the ultimate franchise owners to ensure that they possess the qualities our management is seeking in franchisees.

We expect that the success of our efforts in California will influence directly our decision as to when to commence offering franchises in other jurisdictions.  We will measure success both by the number of franchises we sell and their performance and upon our ability to manage our operations and provide the level of support necessary to ensure the success of our franchisees.

Branding

Our objective is for our organization to become the national leader in exterior vinyl product sales.  The essence of this process will be to build our brand so that prospects regard our Company as the preeminent value-driven solution to their exterior vinyl product requirements.

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

Product Supply

 We have entered into an agreement to purchase all our vinyl product requirements from U.S. Polymers, Inc., located in Montebello, California, approximately twenty miles from our headquarters.  We use vinyl provided by U.S. Polymers in all of our jobs.  In return, U.S. Polymers granted us the exclusive license to sell its products in Orange County and provides us with significant price discounts.  Under the agreement, we purchase raw materials consisting of extruded vinyl that has been formed into a variety of 16-foot-length profiles (posts, rails, pickets, etc.), which represents approximately 80% of all materials we use in our business.   We utilize three computerized routing machines to cut and route the vinyl products to the required specifications for each purchase order.  The original agreement, as subsequently amended to extend the termination date, is effective through August 29, 2010.

 Our agreement with U.S. Polymers does not provide for rebates or incentives.   The right of return does exist and there is a 20% restocking fee; however, returns have not been significant, and restocking fees always have been waived by the supplier.  The agreement also provides for U.S. Polymers to pay us a small advertising incentive for including its name in our advertising materials and on our website.

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

Employees

We employ 25 persons on a full-time basis, including: our two executive officers who are responsible for the direction and hands-on management of our Company; seven project designers (marketing and sales persons); fifteen operations personnel who schedule, fabricate and install product and provide customer service; and two accounting personnel who, together with Douglas Wells, our CFO (who provides his services through CFO Services, Inc.), assist with financial planning, maintaining financial records and preparing monthly and interim financial statements and reports.

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

Backlog

The Company's backlog of unfilled orders was $264,000 as of December 31, 2009 and $322,000 as of December 31, 2008.  We anticipate that we will fill all of this current backlog within one-to-three months.  The amount of our backlog at any given time may not be representative of our potential annual earnings both because orders turn over quickly and the seasonal nature of our business may not accurately reflect our level of activity.  Orders tend to diminish during the holiday season and into the rainy season, which typically encompasses the early winter months in Southern California.

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

Our future franchise operations will be subject to Federal Trade Commission regulation and state laws which regulate the offer and sale of franchises.  The FTC’s Trade Regulation Rule on Franchising requires the Company to furnish to prospective franchisees a franchise offering circular containing information prescribed by this rule.

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

Item 1A. Risk Factors.

 An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Annual Report on Form 10-K including our financial statements and the related notes thereto appearing elsewhere in this Annual Report, before making a decision to invest in our securities.  If any of the following risks occur, our business, financial condition and results of operations may be materially adversely affected.

RISKS RELATED TO OUR BUSINESS

We derive all of our revenues from the sale of outdoor home products manufactured from vinyl and the growth of our business and the success of our franchises may depend upon continuing consumer acceptance of vinyl products as an alternative to products manufactured from wood and other traditional materials.

 All of the products we offer are manufactured from vinyl.  Vinyl was introduced into the outdoor fencing, decking and home accessory industry in the 1970's and as of 2006 estimates suggest that demand for all plastic-based fence materials in the North American residential market to be over $600 million.  The continued growth of sales at our Company-owned showroom and at our future franchises may depend upon a continuing increase in consumer acceptance of vinyl products as a construction material for outdoor home products as an alternative to outdoor products manufactured from wood and other traditional materials such, as stone and metal.  If consumer preferences change and there is a decline in the acceptance and sales of outdoor products manufactured from vinyl our business and operating results could be negatively impacted.  Moreover, if other materials are employed or developed for use in the outdoor home products market that supplant outdoor products manufactured from vinyl, our business and operating results could be harmed.

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

We purchase all of our major vinyl components of the products we sell from one source that manufactures its products at a single facility in Southern California.  Our business could be adversely affected in the event:

•
there is any interruption in supply from this entity, which could occur if, among other things, its equipment malfunctions or it experiences a fire or other catastrophic event,  in which case it might not be able to satisfy our demand, which would require us to locate another source;

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

The current economic downturn and tight credit markets negatively impacted our sales during 2009.

 We believe that the demand for our products is correlated to changes in the health of the economy in general and the level of activity in home improvements.  These activity levels, in turn, are affected by such factors as consumer confidence, housing turnover, home equity values, home equity loan withdrawals, consumer spending habits, reasonably attainable consumer financing, income and interest rates.  Existing home sales were relatively flat in 2009 and during the first two months of 2010 while new housing starts during 2009 were the worst since World War II.  Home equity values in many markets have decreased significantly, adversely affecting the availability of home equity withdrawals.  In addition, consumer credit generally has been more difficult to secure.  These factors resulted in a decrease in home improvement spending, which caused our sales and results of operations to decline for the 2009 year, a trend which we believe could continue for the foreseeable future.

 In 2008, the U.S. economy entered into a recession.  We cannot predict how long the recession will last and whether the downward trend in home remodeling and renovation will continue or worsen.  The economic downturn could continue to affect consumer confidence, income and equity capital available for spending on discretionary items such as fencing and decking, which could adversely affect the demand for our products.  While our current liquidity and financial condition is adequate to maintain our business as we currently operate and satisfy our anticipated capital requirements over the next twelve months, a prolonged period of reduced sales and corresponding reduction in income could jeopardize our ability to implement our franchise program or reduce capital for other corporate purposes as they arise.  If we fail to implement our franchise program, our growth prospects, liquidity and financial position would suffer.

Existing tight credit conditions could impair the ability of prospective franchisees to obtain financing to purchase franchises which could negatively affect our growth prospects.

 Most franchises are acquired by franchisees utilizing a combination of personal investment and third-party financing.  In light of current adverse economic conditions marked by tight credit, potential franchisees may have difficulty obtaining the financing required to purchase a franchise from us.  The failure to develop a profitable and viable franchise program would negatively impact our anticipated growth, results of operations and liquidity.  Moreover, to the extent we allocate a significant percentage of our financial resources to the development and support of our franchise program and do not realize the expected return on such investment, we may not have capital available for other corporate purposes as they arise.

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

•	Neither we nor any member of our management team has any prior experience developing or operating a franchise program and we may not successfully manage this business;

•	We may face delays and difficulties in connection with implementing our franchise program, which could increase costs and delay the recognition of revenue from such operations;

•	Placing significant demands on our management, technical, financial and other resources;

•	Diverting management's attention from our core business of selling vinyl fence; and

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

We may require additional cash both to implement our franchise program and, if we do not generate sufficient revenue from such operations, to maintain it.

As of the date hereof, we believe that we will possess sufficient financial resources, from cash on hand and revenue from existing operations, to fund the development of and maintain our proposed franchise program.  However, no member of our management has experience building a franchise program and we may not have evaluated or gauged our cash requirements adequately.  Moreover, we may not have properly accounted for factors beyond our control which could increase the cost of developing and maintaining our franchise program.  If the revenue we generate from our franchise operations (both from sales of franchises and from ongoing franchising fees and royalties) is not sufficient to support our franchise program, we will deplete our cash position, suffer losses, and may require outside financing to maintain such operations which may not be available to us on acceptable terms, if at all.  If we do not have access to cash on acceptable terms when and as required, we will not grow as quickly as we have anticipated and our business and results of operations will suffer.

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

Our franchisees will be contractually obligated to operate their franchises in accordance with all applicable laws but ultimately, franchisees are independent third parties that we do not control.   Franchisees could take actions that subject them to legal and financial liabilities and we may, regardless of the actual validity of such a claim, be named as a party in an action relating to, and/or be held liable for, the conduct of our franchisees if it is shown that we exercise a sufficient level of control over a particular franchisee’s operations.  Defending claims made against our franchisees and being held liable for their actions could be costly and adversely impact our operating results.

Our franchise operations will be subject to government regulation that may adversely hinder or impact the growth of our business.

As we develop our franchise operations, our business will become subject to Federal Trade Commission regulation and several state laws which regulate the offer and sale of franchises.  We also will become subject to state laws that regulate substantive aspects of the franchisor - franchisee relationship.  The FTC’s Trade Regulation Rule on franchising requires the Company to furnish to prospective franchisees a franchise disclosure document containing information prescribed by the rule.  State laws that regulate the offer and sale of franchises and the franchisor - franchisee relationship presently exist in a substantial number of states.   Any failure by us to obtain or maintain approvals to sell franchises could cause us to lose franchise revenues and any failure to comply with these laws could expose us to liability for damages to franchisees and fines or other penalties as well as causing us to incur expensive legal cost.

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

We have experienced significant growth since our inception and believe that sustained growth, including as may be achieved through our expansion plans, places a strain on operational, human and financial resources.  To manage our growth, we must continue to improve operating and administrative systems and services and attract and retain qualified management and sales personnel.  We believe that maintaining and enhancing both our systems and personnel at reasonable cost are instrumental to our success.  We cannot give any assurances that we will be able to attract and retain qualified personnel.  We cannot give any assurance that we will be able to develop internal systems that will keep pace with the growth we expect over the next five years.  Failure to manage growth effectively could have an adverse effect on our business and operating results.

Our performance will suffer if we do not compete effectively in the highly competitive fencing market.

We must compete with a significant number of companies in the fencing market, including wood producers that we believe currently have more production capacity than is required to meet the demand for their products, and manufacturers of wood/plastic compound fencing that are seeking to capture market share from wood and that are aggressively pricing their products to that end.  In addition, we compete against numerous retailers of vinyl products, many of which may offer products at prices lower than we can.  If price became the most significant purchasing consideration, we might not be able to compete with wood products or other vinyl products retailers.  Our failure to compete successfully in this market could have a material adverse effect on our business and results of operations.

We will compete against larger, better known entities to attract franchisees and we may not be successful.

As we develop our franchise operations, we expect that we will compete with numerous other franchisors for franchisees.  Most of these franchisors have greater market recognition and greater financial, marketing and human resources than we do and we cannot be certain that we will be able to compete effectively to attract franchisees.  If we fail to attract a sufficient number of franchisees and develop a material revenue stream from these operations, we could suffer a loss of our investment and may have to allocate funds from our showroom operations to our franchise business and our financial results could be negatively impacted.

Our business depends on our senior management team and the loss of any member of the team could harm our business.

We believe that our success will depend on the continued employment of Gordon Knott and Garabed Khatchoyan, our president and secretary, respectively, who have significant experience in our industry and who developed our sales and marketing techniques.  Currently, neither Mr. Knott nor Mr. Khatchoyan has an employment agreement with our Company.  Our future business and financial results could be adversely affected if we were to lose the services of either of such persons.  If either of these persons were unable or unwilling to continue in his present position, that person could be difficult to replace and our business could be harmed.  If either of these persons left to join a competitor or form a competing company, some of our customers might choose to use the services of that competitor or new company instead of our services.

We have no independent audit committee. Our full board of directors functions as our audit committee and is comprised of two directors who are not considered independent. This may hinder our board of directors’ effectiveness in fulfilling the functions of the audit committee.

Currently, we have no independent audit committee, though we are not required to have one.  Our full board of directors functions as our audit committee and is comprised of directors who are not considered to be “independent” in accordance with the requirements of Rule 10A-3 under the Exchange Act.  An independent audit committee plays a crucial role in the corporate governance process, assessing a company’s processes relating to its risks and control environment, overseeing financial reporting and evaluating internal and independent audit processes.  The lack of an independent audit committee may prevent the board of directors from being independent from management in its judgments and decisions and its ability to pursue the committee’s responsibilities without undue influence.  We may have difficulty attracting and retaining directors with the requisite qualifications.  If we are unable to attract and retain qualified, independent directors, the management of our business could be compromised.

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

As of April 8, 2010, there were 22,864,200 shares of our common stock issued and outstanding.  Messrs. Knott and Khatchoyan, our directors and president and secretary, respectively, collectively own 87.48% of our common stock.  As a result, if they were to vote in concert with each other, they are able to influence the outcome of stockholder votes on various matters, including the election of directors and extraordinary corporate transactions including business combinations.  Yet, their interests may differ from those of other stockholders.  Furthermore, ownership of 87.91% of our common stock by our all of officers and directors reduces the public float and liquidity, and may affect the market price, of our common stock when and if our common stock becomes eligible to trade on the OTC Bulletin Board or other trading medium.

There is currently no trading market for our common stock which will limit the ability of stockholders to dispose of their common stock.

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

As permitted by the corporate laws of the State of Nevada, we have included in our Articles of Incorporation a provision to eliminate the personal liability of our directors for monetary damages for breach or alleged breach of their fiduciary duties as directors, subject to certain exceptions, including, for example, if the director did not act in good faith and in a manner which she reasonably believed to be in or not opposed to the best interests of the corporation, and, with respect to any criminal action or proceeding, had no reasonable cause to believe her conduct was unlawful.  In addition, our bylaws provide that we are required to indemnify our officers and directors under certain circumstances, including those circumstances in which indemnification would otherwise be discretionary, and we will be required to advance expenses to our officers and directors as incurred in connection with proceedings against them for which they may be indemnified.  If we are required to indemnify, both for the costs of their defense in any action or to pay monetary damages upon a finding of a court or in any settlement, our business and financial condition could be materially and adversely affected.

Issuance of stock to fund our operations may dilute your investment and reduce your equity interest.

We may need to raise capital in the future to fund the development and maintenance of our franchise program or for other purposes.  Any equity financing may have significant dilutive effect to stockholders and a material decrease in our stockholders’ equity interest in us.  Equity financing, if obtained, could result in substantial dilution to our existing stockholders.  At its sole discretion, our board of directors may issue additional securities without seeking stockholder approval, and we do not know when if we will need additional capital or whether it will be available to us.

We are authorized to issue "blank check" preferred stock without stockholder approval, which could adversely impact the rights of holders of our common stock.

Our Articles of Incorporation authorize our Company to issue up to 10,000,000 shares of blank check preferred stock.  Currently no preferred shares are issued; however, we can issue shares of our preferred stock in one or more series and can set the terms of the preferred stock without seeking any further approval from our common stockholders.  Any preferred stock that we issue may rank ahead of our common stock in terms of dividend priority or liquidation premiums and may have greater voting rights than our common stock.  In addition, such preferred stock may contain provisions allowing those shares to be converted into shares of common stock, which could dilute the value of common stock to current stockholders and could adversely affect the market price, if any, of our common stock.  In addition, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company.  Although we have no present intention to issue any shares of authorized preferred stock, there can be no assurance that we will not do so in the future.

Substantial sales of our common stock, or the perception that such sales are likely to occur, could cause the price of our common stock to decline in any market that may develop for our common stock.

The market price, if any, of our common stock could decline as a result of sales of substantial amounts of our common stock in any market that may develop for our stock, or the perception that these sales could occur.  In addition, these factors could make it more difficult for us to raise funds through future offerings of common stock.  We have an aggregate of 22,864,200 shares of common stock outstanding as of April 8, 2010.  Of the outstanding shares, 1,064,200 are available for public resale; in addition, 123,200 shares underlying options have been registered for public resale and may be resold without restriction upon exercise of the options.  All of the remaining shares of common stock may be available for resale in the public market, subject to the restrictions on sale or transfer imposed by Rule 144 under the Securities Act.  The market price of our common stock could drop significantly if the holders of these shares sell them or are perceived by the market as intending to sell them.

We have had to restate our historical financial statements.

We have had to restate our audited financial statements for the year ended December 31, 2008 on two occasions, most recently when our new independent accountant discovered a material error relating to our failure to record a compensation expense upon the issuance of options to our employees in the course of auditing our financial statements for the 2009 fiscal year.  A more detailed discussion of the restatements and the caused thereof is included in this Annual Report under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Restatement and Reclassification of Historical Consolidated Financial Statements," "Item 9A – Controls and Procedures" and in Note K of the notes to our audited consolidated financial statements accompanying this Annual Report.

In connection with the restatements, we identified material weaknesses in our internal control over financial reporting as of December 31, 2008 and 2009 and the quarterly periods subsumed therein and that our internal control over financial reporting was not effective as of the close of those periods.  Under standards established by the Public Company Accounting Oversight Board, a “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Since the date we identified the errors in our financial statements, we have implemented measures to remediate the errors and plan to implement further remediative measure over the course of 2010.  However, we cannot assure you that these measures will be effective in mitigating or preventing these specific material weaknesses or the incidence of other significant deficiencies or material weaknesses in our internal control over financial reporting in the future.  The execution of restatements creates a significant strain on our internal resources and could cause delays in our filing of quarterly or annual financial results, increase our costs, cause management distraction, impair investors' perception of the reliability of our financial statements and otherwise negatively impact our reputation.   In addition, we may become the subject of private or government actions regarding these matters which could have a material adverse effect on our business, financial condition, results of operations, cash flows and the trading price for our securities in any market that may develop for them.

Failure to implement and maintain effective internal controls over financial reporting could negatively affect our ability to provide accurate and timely financial information and harm our business in many other ways.

Over the course of the last fourteen months, we have identified material weaknesses in our disclosure controls and procedures and internal control over financial reporting on two distinct occasions.  We cannot assure you that the remediation measures we have taken or expect to take in the future with respect to the weaknesses we identified will be adequate to enable us to remedy the specific material weaknesses and deficiencies in our controls and procedures and permit us to avoid other material weaknesses or significant deficiencies in the future.

Commencing with the filing of our annual report on Form 10-K with the Securities and Exchange Commission, or SEC, for the year ending December 31, 2010, both we and our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting as required by Section 404 of the Sarbanes-Oxley Act.  While we anticipate being compliant with the requirements of Section 404 for our fiscal year ending December 31, 2010, we cannot be certain as to the impact negative conclusions in our report or our auditor's report thereon may have on our operations.

Our failure to implement and maintain the appropriate internal control over financial reporting or the requirements of Section 404 could negatively affect our ability to provide accurate and timely financial information, require us to restate past financial statements at great cost to us; subject us to liability for misstatements under federal and state securities laws; may cause investors to lose confidence in our reported financial information, which could lead to a decline in the price of our stock in any market that may develop; make it more difficult and costly to attract and retain independent board members; limit our ability to access the capital markets in the future; and require us to incur additional costs to improve our internal control systems and procedures.

Our compliance with changing laws and rules regarding corporate governance and public disclosure may result in additional expenses to us which, in turn, may adversely affect our ability to continue our operations.

Keeping abreast of, and in compliance with, changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and, in the event we are ever approved for listing on either a registered exchange or through any quotation system, and stock exchange or system rules, will require an increased amount of management attention and external resources.  We intend to continue to invest all reasonably necessary resources to comply with evolving standards, which may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.  This could have an adverse impact on our operations.

The designation of our common stock as a "penny stock" would limit the liquidity of the shares.

Our common stock may be deemed a “penny stock” (as that term is defined under Rule 3a51-1 of the Exchange Act) in any market that may develop in the future.  Generally, a "penny stock" is a common stock that is not listed on a securities exchange and trades for less than $5.00 a share.  Prices often are not available to buyers and sellers and the market may be very limited.  Penny stocks in start-up companies are among the riskiest equity investments.  Broker-dealers who sell penny stocks must provide purchasers of these stocks with a standardized risk-disclosure document prepared by the SEC.  The document provides information about penny stocks and the nature and level of risks involved in investing in the penny stock market.  A broker must also provide purchasers with bid and offer quotations and information regarding broker and salesperson compensation, make a written determination that the penny stock is a suitable investment for the purchaser and obtain the purchaser's written agreement to the purchase. Many brokers choose not to participate in penny stock transactions.  Because of the penny stock rules, there may be less trading activity in penny stocks in any market that develops for our common stock in the future and stockholders are likely to have difficulty selling their shares.

FINRA sales practice requirements may also limit a stockholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, the Financial Industry Regulatory Authority (“FINRA”) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer.  Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers.  The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock stocks in any market that develops for our common stock in the future, which may limit the ability to buy and sell our stock and which will have an adverse effect on any market that develops for our shares.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

The Company leases two facilities in Southern California.  We occupy approximately 10,000 total square feet of office, showroom, fabrication and warehouse space at 2210 South Ritchey Street, Santa Ana, California (Orange County) pursuant to four-year lease that expires on March 31, 2011.   We currently pay monthly rent of $8,690 for the premises.  We anticipate that the total annual rental expense for 2010 will be approximately $106,629.  In February 2010, we opened a new showroom at 2707 Artesia Blvd, Redondo Beach, California (Los Angeles County), where we lease approximately 1,000 square feet of space at a monthly rent of $2,800.  We anticipate that the total annual rental expense for 2010 will be approximately $25,200.

Management believes that our current facilities satisfy our current and anticipated future requirements but that alternative space is available upon comparable terms, if necessary.

Item 3. Legal Proceedings.

On December 5, 2008, a former employee of the Company filed a complaint in Superior Court against the Company and its principals, seeking compensatory damages, attorneys' fees, punitive damages and equitable relief in connection with our termination of the employee for what we deemed to be cause.  In 2009, the Company paid its $12,500 share of the insurance deductible.  In March 2010, the case was settled in arbitration, with no further liability for the Company.

Item 4. Reserved

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

As of April 8, 2010, there were 22,864,200 shares of our common stock outstanding held by 40 record holders and no outstanding shares of preferred stock.  In addition, there are outstanding options to purchase an aggregate of 123,200 shares of common stock at a price of $.50 per share through September 24, 2010 that are held by 19 persons.

Our common stock is not traded or quoted on any exchange or inter-dealer quotation system.  We will seek to identify a market maker to file an application with the Financial Industry Regulatory Authority, Inc. to initiate quotation of our common stock on the OTC Bulletin Board.  We have not identified a market maker that has agreed to file such application.

We cannot assure you that a trading market for our common stock will ever develop.  We have not registered our class of common stock for resale under the blue sky laws of any state and current management does not anticipate doing so.  The holders of shares of common stock, and persons who may desire to purchase shares of our common stock in any trading market that might develop in the future, should be aware that, in addition to transfer restrictions imposed by federal securities laws, significant state blue sky law restrictions may exist which could limit the ability of stockholders to sell their shares and limit potential purchasers from acquiring our common stock.

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

Equity Compensation Plan Information

As of the date of this Annual Report, we have not adopted any equity compensation plans.

Recent Sales of Unregistered Securities.

During the fourth quarter of the 2009 fiscal year, we did not issue any securities during the last fiscal year the sale of which was not disclosed in the other reports we filed under the Exchange Act during 2009.

Item 6. Selected Financial Data.

The information to be furnished under this Item 6 is not required of small reporting issuers.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of financial condition and results of operations, together with our consolidated financial statements and related notes thereto appearing elsewhere in this prospectus.  In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs.  Our actual results could differ materially from those discussed in the forward-looking statements.  Factors that could cause or contribute to these differences include those discussed below and elsewhere in this prospectus, particularly in the section entitled “Risk Factors.”

General

We market and install a wide variety of attractive, durable, low-maintenance vinyl products, including fencing, patio covers, decking, railing and trim categories from our retail location in Santa Ana, California.  During 2009, fencing products represented approximately 55% of our gross income (revenue) and patio covers represented approximately 35% of our gross income.  Our products are used largely in renovation and remodeling by our customers who include homeowners and homeowner associations.

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

We believe that our business model can be replicated successfully throughout the country and that the fundamental elements of our proprietary sales and marketing techniques, which we believe are sophisticated when compared to our direct competitors, can be conveyed effectively through written materials and training to motivated entrepreneurs.  We will seek to leverage our business model by initiating a franchise organization and establishing our Company and brand as the first national vinyl products retail chain.

Our existing and proposed business is subject to numerous substantial risks, including, among others, that we purchase all of our vinyl products from a single source; our future growth will, in large part, be dependent upon the success of our franchise program and our franchisees, and there are numerous risks associated with such model; the availability of disposable income and credit to homeowners; the availability of credit to prospective franchisees and general economic conditions.

Review of Annual Operations and Summary Operational Performance

The 2009 fiscal year was a momentous one for our Company as an organization.  We successfully completed the registration of securities under the Securities Act.  Equally as important, we embarked on the franchise phase of our business model, which management believes will allow us to develop a national presence and corporate brand.  We believe that these initiatives will serve as the foundation for our future growth and enhance shareholder value in our Company.

Management believes that the economic recession that persisted throughout 2009 impacted both our results of operations and delayed the roll out of our franchise program.

Income for the 2009 year declined by 17% from 2008 to $3,447,733, a decrease of $710,127, and our gross profit decreased by 11% from 2008, while the gross profit percentage increased from 48.9% in 2008 to 52.7% in 2009 as we made personnel adjustments and implemented practices that allowed us to operate more efficiently.

Expenses in connection with the registration of our securities and our efforts to address corporate governance issues contributed to an increase in professional fees of approximately 21%.  We expect that these costs will decline significantly during the 2010 fiscal year.

Home improvement spending declined for the third consecutive year in 2009.  While low interest rates throughout the year made borrowing for home renovations attractive, credit availability remained challenging.  Housing turn-over (sales of existing home and new housing starts), a significant driver and indicator of home improvement spending, declined during 2009.  In addition, declining home prices and the tightening of lending standards made it more difficult and expensive for homeowners to finance home improvement and remodeling projects.  Additionally, we believe that unstable home prices, near record levels of foreclosures and other distressed sales discouraged households from undertaking discretionary home projects during 2009.  Our sales and results of operations suffered accordingly.

The recession and credit crunch also caused us to defer the roll out of our franchise program to mid 2010.  We have been reluctant to commit the corporate resources, both personnel and financial, required to define, document and implement the program.  We have made substantial headway toward completing the preparation of the foundation documents (pre-operating, operations, procedural and employee manuals; royalty payment forms, non-compete agreements, etc.).   We continue to refine the financial parameters of the program, such as franchise pricing and royalty structures, and develop a strategy to attract potential franchisees.  We expect to conclude our efforts in the next few months in advance of the submission of an application to register our franchise program in the State of California, which we expect to file during the second quarter.  Our application also will encompass the franchise offering documents to be provided to prospective franchisees.  We will not commence marketing franchises until we receive approval from the State of California and we cannot provide an estimate when approval would be granted.

During 2009, our Company was challenged in its efforts to comply with the corporate governance standards applicable to our operations since becoming subject to SEC laws and other regulations applicable to public companies in November 2008 when we completed the share exchange.   We identified several weaknesses in our internal control over financial reporting and disclosure controls and procedures and have restated our financial statements for the 2008 fiscal year on two occasions, as described in the audited financial statements for 2008 included in this Annual Report.   We learned a great deal about corporate governance and internal operations procedures during the last fiscal year.  We have implemented numerous measures to remediate existing weaknesses and taken steps to improve our control environment and transform our corporate culture.  During the year, we implemented the principles and standards presented in "Internal Control — Integrated Framework," issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  We engaged a new independent public accountant to audit the Company's financial statements for the 2009 year that is larger and has access to more resources than our prior auditor.  In addition, we retained a new tax preparation firm that has substantially more experience and expertise than our former tax professional.

Restatement and Reclassification of Historical Consolidated Financial Statements

Restatements:

In April 2010, we determined that we should have recognized a compensation expense equal to the value of stock options we granted to employees in September 2008, as required by Financial Accounting Standard 123R ("FAS 123R").  We calculated that the options had an aggregate value of $67,000 using the Black-Scholes option pricing model.   As a result of identifying the error, we concluded that accounting adjustments were necessary to correct the previously issued financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2008, that the financial statements contained in that report should no longer be relied upon, and that we would restate the financial statements for the period .

The restatement of the audited consolidated financial statements for the year ended December 31, 2008 to record a compensation expense for the employee stock options affected individual components of our Consolidated Balance Sheet as of December 31, 2008, and our Consolidated Statements of Operations, Consolidated Statement of Shareholders’ Equity and Consolidated Statement of Cash Flows for the year the ended.  The restatement had no effect on reported earnings per share for that period and no impact on cash flows.  The audited consolidated financial statements for the 2007 fiscal year were not affected in any way.  The Company added a restatement footnote as "Note K" to the audited consolidated financial statements accompanying this Annual Report, titled "Reclassification and Restatement" which describes the restatement and demonstrates the impact of the restatement on each line item in our consolidated financial statements that was affected thereby.

In October 2009, we determined that we underreported our federal and state corporate income tax liability for the year ended December 31, 2008 by $30,000, an amount material to our financial statements.  As a result of identifying the error, in November 2009, we concluded that accounting adjustments were necessary to correct the previously issued financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2008 and in our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2009 and June 30, 2009 and that the financial statements contained in those reports should no longer be relied upon.  Accordingly, we restated those financial statements and filed an amendment to each of the foregoing reports that included amended and restated financial statements.

The restatement of the audited consolidated financial statements for the year ended December 31, 2008 to report the accurate amount of our federal and state corporate income tax liability affected individual components of our Consolidated Balance Sheet as of December 31, 2008, and our Consolidated Statements of Operations, Consolidated Statement of Shareholders’ Equity and Consolidated Statement of Cash Flows for the year the ended.  The restatement had no effect on reported earnings per share for that period.  The audited consolidated financial statements for the 2007 fiscal year were not affected in any way.  The Company added a restatement footnote as "Note K" to the audited consolidated financial statements accompanying this Registration Statement, titled "Reclassification and Restatement" which describes the restatement and demonstrates the impact of the restatement on each line item in our consolidated financial statements that was affected thereby.

Reclassification:        Through the quarterly period ended June 30, 2009, we had included as a component of Interest Expense, a line item in the statement of operations portion of our consolidated financial statements, the amount of credit card fees charged by credit card companies to our Company for accepting payments from our customers by credit card, and the amount of financing discounts, which represents the amount we receive from companies that finance a customer’s purchase of our products, which is less than the amount of our invoice to the customer (the difference being the financing discount).  By letter dated April 22, 2009, the staff of the SEC alerted us to the fact that we may not have classified these two items correctly under generally accepted accounting principles in the United States, or US GAAP.  In response to these comments, the board of directors concluded that credit card fees and financing discounts should be classified as selling, general and administrative expenses under US GAAP.  The consolidated financial statements contained in the amended reports we filed as a result of the restatement also were reclassified to reflect the adjustments referred to above.

The reclassification of the audited consolidated financial statements for the years ended December 31, 2007 and 2008 to include credit card fees and financing discounts as selling, general and administrative expenses affected individual components of our Consolidated Statements of Operations for the years ended December 31, 2008 and 2007.  This reclassification did not result in any change to our reported Consolidated Balance Sheets as of December 31, 2008 and 2007 or the Consolidated Statements of Cash Flows or Statement of Stockholders Equity for either of the years in the two-year period ended December 31, 2008 and had no effect on the reported consolidated net income or net earnings per share for either period (thought it did affect net operating income and net other income in each of 2007 and 2008 periods).  We added a reclassification footnote as "Note K" to the audited consolidated financial statements accompanying this Registration Statement, titled "Reclassification and Restatement" which demonstrates the impact of the reclassification of each line item in our consolidated financial statements that was affected thereby.

Critical Accounting Policies and Estimates

We refer readers to Note A titled "Summary of Significant Accounting Policies" appearing on page F- 12 of the audited financial statements included with this Annual Report for a discussion of the critical accounting policies affecting our Company.

Results of Operations

Comparison of the Years Ended December 31, 2009 and 2008

Income: Income for the year ended December 31, 2009 was $3,447,732, a decrease of $710,128 or 17%, from $4,157,860 for the comparable period in 2008. The decrease was the result of current economic conditions, including tight credit markets. The decrease in income is a direct result of lower sales volume, principally related to lower consumer demand attributable to poor macroeconomic conditions, which includes suppressed home renovation and remodeling expenditures and lower housing starts as compared to 2008.

Cost of Goods Sold: Our contract with our vinyl supplier provides for significant discounts on raw materials we purchase.  We benefitted materially from the discount for the 2009 and 2008 fiscal years.  Our cost of goods sold for all periods reported in this Annual Report on Form 10-K is net of the discount we receive on the cost of raw materials.

Gross Profit:  Gross profit decreased from $2,032,606 in 2008 to $1,816,230 in 2009, a decrease of $216,376 or 11%, while the gross profit percentage increased from 48.9% in 2008 to 52.7% in 2009.  The decrease in gross profit was due to the 17% decrease in income due to current economic conditions, offset to some degree by addressing personnel problems in our fabrication and installation departments and improving operating procedures.

Expenses:

Advertising and marketing expense decreased $35,244 or 18% from $196,660 in 2008 to $161,416 in 2009, as we identified the proper mix of advertising media to attract customers and grow our business.

Selling, general and administrative expenses as restated (see above) decreased slightly from $442,930 in 2008 to $437,676 in 2009.

Payroll expenses as restated were $1,051,605 in 2008 and $995,334 in 2009, a decrease of $56,271 or 5%.  The was due primarily to the granting of employee stock options in 2008 that were valued at $67,000.

Professional fees increased from $199,933 in 2008 to $242,284 in 2009, an increase of $42,351 or 21%.  This was due primarily to increases in CFO services of $15,000; and legal, audit and filing fees relating to the annual audit and SEC filings of $23,000.

Rent expense was relatively unchanged between periods.

Income Taxes as restated (see above) were $80,000 in 2008, compared to $1,600 in 2009.  This decrease resulted from 2009 having a loss before income taxes and thus requiring minimum state franchise taxes, whereas 2008’s taxes were applied separately to the Company and its wholly-owned subsidiary.

Liquidity and Capital Resources

Our current capital requirements are allocated principally among payroll; selling, general and administrative expenses; professional fees; rent; and advertising and marketing expenses.  Historically, we have financed our business with cash flow from operations and borrowings under a revolving bank line of credit.  We do not anticipate making any significant capital additions in 2010 other than in connection with the development and implementation of our franchise program.

We believe that our existing capital resources and liquidity position will be sufficient to satisfy all of our purposes over the next twelve months, including the development and implementation of the first phases of a franchise organization, as more fully described below under the heading "Capital Requirements."

Even in the event that the economic recession persists over the remainder of 2010 and we do not return to or exceed pre-recession sales levels during the current fiscal year, we are optimistic that we will have available the capital resources necessary from revenue and our line of credit to develop and implement the initial phases of our franchise program and other corporate purposes, as necessary.

If product sales do not rebound during the remainder of 2010 or if they decline significantly, we will seek to reduce overhead by discharging installers and administrative personnel.  Since our sales personnel are remunerated by way of commissions only, a decline in sales results in a corresponding reduction in our sales commissions expense.  A continued decline in sales would reduce income which would reduce the Company’s liquidity position.  However, unless there is a further significant downturn in the economy and our sales, we believe that we can maintain or improve our current financial position.

Historically, our operating results, financial condition and liquidity position were enhanced significantly by virtue of substantial discounts we receive on vinyl products from our supplier to the retail market price at which such products are sold.  Until October 2009, the discounts were conferred upon our achieving certain minimum quarterly purchases of products, which we had met in each prior quarter of our existence.  In October 2009, our supplier eliminated the minimum purchase requirements that triggered the discount and we now receive the discount on all products we purchase from our supplier.  We anticipate that our agreement will be renewed in September 2010 on materially similar terms.

The agreement with our vinyl products supplier includes other terms that may impact our liquidity and financial condition.  For example, our supplier does not offer us any rebates or incentives, provisions that might be expected to be included in agreements of this nature.   Moreover, we have a right of return but there is a 20% restocking fee; however, returns have not been significant, and restocking fees always have been waived by the supplier.

Cash Flows

Years Ended December 31, 2009 and 2008

Cash and Cash Equivalents

Our cash and cash equivalents were $114,901 at December 31, 2008, and decreased to $12,333 by December 31, 2009, as explained below.

Net cash provided by operating activities

Net cash used by operating activities was $93,331 for the year ended December 31, 2009, a decrease of $258,144 from $164,815 provided by operations for the year ended December 31, 2008.  The decrease was primarily attributable to an increase in the net loss of $90,241, the non-cash charge for employee stock options of $67,000 in 2008, and a smaller increase in accounts payable and accrued expenses in 2009 of $116,403.

Net cash used in investing activities

Net cash used in investing activities was $20,988 for the year ended December 31, 2009, a decrease of $130,679 from $109,691 provided by operations for the year ended December 31, 2008. The decrease was primarily attributable to a $152,000 decrease in receivable from shareholders in 2008.

Net cash used in financing activities

Net cash provided in financing activities was $11,751 for the year ended December 31, 2009, compared to $293,857 used in financing activities for the year ended December 31, 2008, an increase of $305,608.  The increase was attributable to a decrease in dividends of $330,000 paid to the principals of TVFC in 2008, net borrowings under our line of credit of $22,207, offset by a decrease in proceeds from the sale of common stock of $58,500.

Contractual Obligations and Off-Balance Sheet Arrangements

We have certain fixed contractual obligations and commitments.  The table below summarizes our contractual obligations as of December 31, 2009 and for the future periods identified.  The development of our franchise program, changes in our business needs and other factors may result in our incurring significant future obligations which would impact our cash and liquidity position and requirements.  We cannot provide certainty regarding the timing and amounts of payments.

Payments Due By Period
Contractual Cash Obligations	Total	Less than One Year	1-3 Years	3-5 Years	After 5 Years
Capital Leases (1)	$30,768	$16,900	$13,868	-	-
Operating Leases (2)	$203,482	$131,829	$71,653	-	-
Total Contractual Cash Obligations	$234,250	$148,729	$85,521	-	-

(1)	Capital Leases – Represents amounts due under purchase contracts for vehicles and equipment with interest rates varying from 4.9% to 6.9%.
(2)	Operating Leases – Represents non-cancellable leases for real property that expire in March 2011 (Santa Anna location) and March 2012 (Redondo Beach location).
(3)
TVFC has available to it a $100,000 line of credit.  Borrowings under the line of credit totaled approximately $81,000 as of March 31, 2010.  The interest rate is prime plus 3 percentage points (6.25% at December 31, 2009).

Off-Balance-Sheet  Arrangements

We are not party to any off-balance sheet arrangements.

Capital Requirements

Over the next twelve months, we will commence building a franchise program.  As described below, we expect that the net cost to us to implement the first two phases of our franchise program, including the fees of our franchise consultant and franchise license fees and costs for registration of our franchise program in the State of California, will not exceed an additional $50,000, as more fully described below.  Once we receive approval from California to offer franchises, we expect to retain two or three additional employees to manage our franchise operations and we expect to require additional capital for such purpose.

In June 2009, we engaged a franchise consultant to assist with the development of the franchise program.  We cannot estimate the costs associated with its deployment on a national basis.  We are advised by our franchise consultant that the costs to develop and implement the program and maintain the organization are highly variable and are a function of numerous factors, such as the number of jurisdictions in which franchisees are located and the specific jurisdictions selected (which will bear on franchise registration fees to be paid); the geographical location of our franchises (close in proximity to each other or widely separated – which will bear on advertising and other costs); the extent of the advertising efforts we may employ and the additional infrastructure we may require to manage the organization.

We expect to implement our franchise program in phases.  Our initial step encompasses the preparation, with the assistance and guidance of our franchise consultant, of the preponderance of the documentation required to develop and implement the program.  This includes documents mandated by the government and internal organizational documentation.  We have substantially completed the preparation of these documents.  Thereafter, we will register to sell franchises in the State of California and expect to submit our application during the second quarter of 2010.  We anticipate that we will expend an additional $5,000 on finalizing the documentation of our franchise program and submitting our franchise registration application to California.  We expect to be in a position to offer franchises in California in the second half of 2010.

Initially, it is our intent to sell franchises in relatively close proximity to our principal offices in Orange County, California.  We believe that we can more competently and efficiently manage, support and oversee the development of franchises closer to our home office.  We expect that the success of our efforts in California will influence directly our decision as to when to commence offering franchises in other jurisdictions.  Success will be measured not only by the number of franchises we sell and their performance but also by our ability to manage our operations and provide the level of support necessary to ensure the success of our franchisees.

As we have advanced through the process of establishing the parameters of our franchise program and have become more familiar with franchising generally, we have gained a sense of our internal requirements and the capital we will be required to allocate to the program once we begin to offer and sell franchises.  For example, we believe that it will be necessary to add personnel to manage the administrative and accounting components of the program.  Toward this end, we anticipate that we will hire two or three additional internal personnel in 2010 to manage the process and we will allocate capital to engage such personnel.  Consideration as to future staffing requirements will be dictated by the growth and requirements of the program.  We may seek to outsource facets of the development and operation of the franchise program to avoid the burdens of enlarging our infrastructure and to take advantage of the expertise of industry professionals.  We may engage consultants to assist with franchise organizational matters, such as legal counsel to assist with preparation of franchise registration applications, and professionals who engage in franchisee recruitment, to whom we may pay finders' fees, and advertising.

Once a franchise program has been developed, we expect to allocate significant cash resources to advertising, both to recruit franchisees and to fund advertising on behalf of our franchisees, marketing staff, accounting staff and general and administrative expenses, as well as the costs and expenses of any outsourced operations.  We cannot currently estimate the costs associated with these elements of the program, as they may vary significantly.  However, we do not believe that the extent of the additional personnel or other infrastructure and other services we may require will necessarily correspond to the scale of the program so that there will not substantial additional expenses incurred as we enroll franchisees or enter into new jurisdictions.  Future costs will be contingent on the performance of the program, the speed with which we determine to expand into additional jurisdictions into which we will offer franchises and the size of the organization.

It is our intention to fund the above described first phases of our franchise organization internally from capital generated from operating revenue from our existing retail locations and our line of credit (of which approximately $19,000 is available for use at April 5, 2010).  We will seek to develop a program and organization within the constraints of our cash resources and take a conservative approach, growing as conditions, return on investment and available capital, among other factors, warrant.  In the event that we have underestimated the costs associated with the development of our franchise program, that we encounter unanticipated costs, delays or difficulties, or that the recession deepens or extends significantly longer than economists anticipate, we may be required to seek external funding.  As of December 31, 2009, we have incurred costs and expenses in connection with the development of our franchise program of approximately $37,000 and expect that we will expend no more than an additional $50,000 through the first two quarters of 2010.  Thereafter, we will allocate capital as the program requires and as economic conditions improve and our sales and income recover.

In the event we require capital for any purpose, we may seek to secure third-party financing.  The nature of the financing, debt or equity will be dependent upon current market conditions and availability.  We cannot be certain that such capital will be available to us on favorable or acceptable terms, or at all.

Outlook

Demand for our products can be linked to changes in the health of the economy in general and the level of activity in home improvements and remodeling.  These activity levels, in turn, are affected by housing turnover (sales of existing home and new housing starts) and such factors as consumer confidence, home equity values, home equity loan withdrawals, consumer spending habits, reasonably attainable consumer credit, income, interest rates and inflation.  These factors have been in poor positions over the last eighteen (or more) months and indications are that they will remain that way in the near-term.  For example, existing home sales were relatively flat in 2009 and during the first two months of 2010, while new housing starts during 2009 were the worst since World War II.  We believe that these factors have resulted in decreased home improvement and remodeling spending, which caused our sales and results of operations to decline during 2009.  We continue to manage our business on the basis that there will not be any significant improvements in market conditions during the foreseeable future.

While we expect that current business conditions will persist for the remainder of 2010, we continue to believe that our business model is fundamentally sound.  We believe that the range of quality products we offer combined with our marketing approach will continue to attract customers and that we can return quickly to pre-recession sales levels at our retail location as the economy rebounds and that we will see growth in total sales and revenues as our new retail location ramps up marketing and sales efforts.  We think that these key elements of our business will be attractive factors to franchisees and leads us to believe that our growth strategy, predicated on launching a national franchise program in 2010, will fill a niche that can generate significant growth over the longer term.

We continue to believe that the franchise model represents a promising prospect for significant growth of our Company.  We believe that franchising has become an attractive option for baby boomers who desire to remain active after retirement or who have been squeezed out of current positions by mergers, downsizing and the declining economy.  In fact, we believe that many of these people will make the best franchise owners given their business experience.  We believe that the franchise industry will continue to grow both because more baby boomers are reaching retirement age every year and these people frequently have accumulated the savings required to launch an entrepreneurial business.  However, we believe that the performance of our franchise program may depend, in part, on the availability of credit to prospective franchisees.  Most franchises are acquired by franchisees utilizing a combination of personal investment and third-party financing.  In light of current adverse economic conditions marked by tight credit, prospective franchisees may have difficulty obtaining the financing required to purchase a franchise from us.  If credit is not available to these prospects, franchise sales may be sluggish or we may not sell any franchises, which would adversely affect our results of operations and liquidity and impact our ability to expand the franchise program into additional jurisdictions.

Until the advent of more promising economic conditions, we will take a conservative approach to our business generally and to the development of our franchise program specifically.  We will be deliberate in the development of our franchise organization, to avoid over-extending our financial resources, and we will carefully plan when and how we penetrate new territories.  We are hoping that the credit crisis will have abated to some degree by the time we are prepared to launch our franchise program in 2010 and that credit will be more readily available from private sources and from the government sector, such as through the Small Business Investment Company (SBIC), or that the Small Business Administration will be in a position to guarantee more loans to entrepreneurs, which would facilitate the acquisition of loans by our prospects.

Quantitative and Qualitative Disclosures About Market Risk

We do not use derivative financial instruments in our investment portfolio and have no foreign exchange contracts.  Our financial instruments consist of cash and cash equivalents, trade accounts receivable and accounts payable.

Effects of Inflation

We do not believe that our sales or operating results have been materially impacted by inflation during the periods presented in our financial statements. There can be no assurance, however, that our sales or operating results will not be impacted by inflation in the future.

Recent Accounting Pronouncements

We refer readers to Note A titled "Summary of Significant Accounting Policies - Recently Adopted and Recently Enacted Accounting Pronouncements " appearing on page F- 12 of the audited financial statements included with this Annual Report for a discussion of the recently adopted accounting pronouncements affecting our Company.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The information to be furnished under this Item 7A is not required of small reporting issuers.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Vinyl Products, Inc. (f/k/a Red Oak Concepts, Inc.):

We have audited the accompanying consolidated balance sheet of Vinyl Products, Inc. (the “Company”) as of December 31, 2009 and the related consolidated statements of operations, stockholders' equity and cash flows for the twelve month period then ended.  The financial statements for the year ended December 31, 2008 were audited by other auditors whose report expressed an unqualified opinion on those statements.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vinyl Products, Inc. as of December 31, 2009 and the results of its operations and cash flows for the period described above in conformity with accounting principles generally accepted in the United States of America.

/s/ M&K CPAS, PLLC

www.mkacpas.com
Houston, Texas
April 9, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Vinyl Products, Inc. (f/k/a Red Oak Concepts, Inc.):

We have audited the accompanying consolidated balance sheets of Vinyl Products, Inc. (f/k/a Red Oak Concepts, Inc.) as of December 31, 2008, and the related statements of operations, shareholders’ equity, income, and cash flows for the year then ended. Vinyl Products, Inc.’s management is responsible for these financial statements. My responsibility is to express an opinion on these financial statements based on my audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vinyl Products, Inc. (f/k/a Red Oak Concepts, Inc.) as of December 31, 2008, and the results of its operations and its cash flows for the year then in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note K to the financial statements, the Company has restated its financial statements as of and for the year ended December 31, 2008 to correct errors in its accounting for stock options granted to employees.

/s/ Traci J. Anderson, CPA

Huntersville, NC

February 27, 2009, except for Note K as to which the date is April 5, 2010

VINYL PRODUCTS, INC. (f/k/a RED OAK CONCEPTS, INC.)
Consolidated Balance Sheets
December 31, 2009 and 2008 (Restated – Note K)

	2009	2008
		(Restated)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$12,333	$114,901
Accounts receivable, net	36,189	57,575
Stock receivable	-	5,000
Inventory	137,961	156,865
Prepaid expenses	54,251	38,651
Total current assets	240,734	372,992
PROPERTY AND EQUIPMENT:
Property and equipment, net of accumulated depreciation of $214,260 and $148,084, respectively	235,982	281,171
Net property and equipment	235,982	281,171
OTHER ASSETS:
Security deposit	8,690	8,690
Total other assets	8,690	8,690
TOTAL ASSETS	$485,406	$662,853

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion notes payable - vehicle	$16,900	$18,646
Accounts payable and accrued liabilities	287,855	276,601
Bank line of credit	22,207	-
Customer deposits	103,292	161,658
Total current liabilities	430,254	456,905
LONG-TERM LIABILITIES:
Notes payable – vehicles, net of current portion of $16,900 and $18,646, respectively	13,868	30,178
Total long-term liabilities	13,868	30,178
Total Liabilities	444,122	487,083
SHAREHOLDERS' EQUITY:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding at December 31, 2009 and 2008	-	-

Common stock, $0.0001 par value; 100,000,000 shares authorized; 22,864,200 and 22,859,000 shares issued and outstanding at December 31, 2009) at December 31, 2009 and 2008, respectively	2,287	2,286
Paid-in capital	160,413	157,814
Retained earnings (deficit)	(121,416)	15,670
Total equity	41,284	175,770

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$485,406	$662,853

The accompanying notes are an integral part of these financial statements.

VINYL PRODUCTS, INC. (f/k/a RED OAK CONCEPTS, INC.)
Consolidated Statements of Operations
For the Years Ended December 31, 2009 and 2008 (Restated – Note K)

	2009	2008
		(Restated)

Income	$3,447,732	$4,157,860

Cost of goods sold:
Labor	645,040	806,356
Materials	947,801	1,278,524
Other	38,661	40,374
Total cost of goods sold	1,631,502	2,125,254

Gross profit	1,816,230	2,032,606

Expenses:
Advertising and marketing	161,416	196,660
Selling, general, and administrative	443,476	442,930
Payroll	995,334	1,051,605
Professional fees	242,284	199,933
Rent	104,280	103,790
Total expenses	1,946,790	1,994,918

Net Operating Income (Loss)	(130,560)	37,688

Other Income (Expense):
Interest income	391	6,585
Interest expense	(5,317)	(6,118)
Net other income (expense)	(4,926)	467

Income (loss) before income taxes	(135,486)	38,155

Income taxes	(1,600)	(80,000)

Net loss	$(137,086)	$(41,845)

Earnings per share:
Basic	$(0.01)	$(0.00)
Diluted	$(0.01)	$(0.00)

Weighted average shares outstanding - basic	22,862,500	22,805,981
Weighted average shares outstanding - diluted	22,862,500	22,805,981

The accompanying notes are an integral part of these financial statements.

VINYL PRODUCTS, INC. (f/k/a RED OAK CONCEPTS, INC.)
Consolidated Statements of Shareholders' Equity
For the Years Ended December 31, 2009 and 2008 (Restated – Note K)

							Total
	Preferred		Common		Paid-In	Retained	Shareholders’
	Shares	Stock	Shares	Stock	Capital	Earnings (Deficit)	Deficit

Balances, December 31, 2007	-	$-		$2,280	$(180)	$387,515	389,615

Issuance of common stock for cash	-	-	59,000	6	61,094	-	61,100

Issuance of employee stock Options	-	-	-	-	67,000	-	67,000

Contribution of capital	-	-	-	-	29,900	-	29,900

Dividends	-	-	-	-	-	(330,000)	(330,000)

Net Income (loss) for the year				-	-	(41,845)	(41,845)

Balances, December 31, 2008 (restated)			22,859,000	2,286	157,814	15,670	175,770

Options Exercised	-	-	5,200	1	2,599	-	2,600

Net Income (Loss) for the Year				-	-	(137,086)	(137,086)

Balances, December 31, 2009		$-	22,864,200	$2,287	$160,413	$(121,416)	(41,284)

The accompanying notes are an integral part of these financial statements.

VINYL PRODUCTS, INC. (f/k/a RED OAK CONCEPTS, INC.)
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2009 and 2008 (Restated – Note K)

	2009	2008
		(Restated)
OPERATING ACTIVITIES:
Net Loss	$(137,086)	$(41,845)
Adjustments to Reconcile Net Loss to Net Cash Used In Operating Activities:
Depreciation	66,177	48,545
Decrease (increase) in accounts receivable, net	21,386	11,372
Decrease (increase) in inventory	18,904	(20,194)
Decrease (increase) in prepaid expenses	(15,600)	(6,808)
Issuance of employee stock options	-	67,000
Increase in accounts payable and accrued expenses	11,254	127,657
Decrease in customer deposits	(58,366)	(20,912)

Net cash provided (used) by operating activities	(93,331)	164,815

INVESTING ACTIVITIES

Leasehold improvements	-	(36,494)
Machinery and equipment purchases	(13,000)	3,813
Office and computer equipment purchases	(7,988)	(9,628)
Decrease in receivable from shareholders	-	152,000
Net cash provided (used) by investing activities	(20,988)	109,691

FINANCING ACTIVITIES
Issuance of common stock for cash	2,600	61,100
Contribution of capital	-	29,900
Line of credit principal borrowings	52,600	-
Line of credit principal repayments	(30,393)	-
Vehicle loans principal payments	(18,056)	(15,168)
Stock receivable	5,000	(5,000)
Note payable principal payments	-	(4,789)
Increase (decrease) in note payable to shareholder	-	(29,900)
Dividends paid	-	(330,000)
Net cash provided (used) by financing activities	11,751	(293,857)

NET CASH DECREASE FOR THE YEAR	(102,568)	(19,351)

CASH AT BEGINNING OF THE YEAR	114,901	134,252

CASH AT END OF THE YEAR	$12,333	$114,901

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
INTEREST	$4,926	$6,118
TAXES	$800	$58,532

The accompanying notes are an integral part of these financial statements.

VINYL PRODUCTS, INC. (f/k/a RED OAK CONCEPTS, INC.)
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2009 and 2008 (Restated – Note K)

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization – Vinyl Products, Inc. (“the Company”) was incorporated in the State of Delaware on May 24, 2007, under the name Red Oak Concepts, Inc. to serve as a vehicle for a business combination through a merger, capital stock exchange, asset acquisition or other similar business combination. The Company filed a registration statement on Form 10 under the Securities Exchange Act of 1934, as amended, to register its class of common stock on September 15, 2007, that was effective as of November 14, 2007. On December 4, 2007, the Company changed its jurisdiction of domicile by merging with a Nevada corporation titled Red Oak Concepts, Inc. On November 21, 2008, the Company changed its name to Vinyl Products, Inc. in connection with a reverse acquisition transaction with The Vinyl Fence Company, Inc. (“TVFC”), a California corporation.

On November 20, 2008, the Company entered into a Share Exchange Agreement (the “Exchange Agreement”) with TVFC. Pursuant to the terms of the Exchange Agreement, the Company acquired all of the outstanding capital stock of TVFC from the TVFC shareholders in exchange for 22,100,000 shares of the Company’s common stock. Because the acquisition was treated as a reverse acquisition, the financial statements of the Company have been retroactively adjusted to reflect the acquisition from the beginning of the reported periods. The stock exchange transaction has been accounted as a reverse acquisition and recapitalization of the Company whereby TVFC is deemed to be the accounting acquirer (legal acquiree) and the Company to be the accounting acquiree (legal acquirer). The basis of the assets, liabilities and retained earnings of TVFC has been carried over in the recapitalization, and earnings per share have been retroactively restated to reflect the reverse acquisition.

Pursuant to the Exchange Agreement, on November 21, 2008, the Company filed a Certificate of Amendment to its Articles of Incorporation with the Secretary of State for the State of Nevada to change its corporate name to “Vinyl Products, Inc.” to better reflect its business.

Business Activity
Vinyl Products, Inc. designs, fabricates and installs fencing, patio covers, gates, decking and railings made of co-extruded vinyl from its location in Santa Ana, California.  The Company operates in one reportable segment, the domestic vinyl products industry.

Basis of Presentation and Principles of Consolidation
The Company maintains its accounting records on an accrual basis in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP").

The consolidated financial statements include the accounts of all controlled subsidiaries. All significant intercompany balances and transactions have been eliminated.

Cash and Cash Equivalents
The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.  The Company did not have any cash equivalents at December 31, 2009 and 2008.

Use of Estimates
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

Stock Based Compensation
The Company accounts for stock-based employee compensation arrangements using the fair value method in accordance with the accounting provisions relating to share-based payments (“Codification Topic 718”). The company accounts for the stock options issued to non-employees in accordance with these provisions. Stock options are valued using a Black-Scholes options pricing model which requires estimates such as expected term, discount rate and stock volatility.

Revenue Recognition
Customer deposits are recorded as a current liability when received. Under California law, the customer has three days in which to cancel a contract. Revenues are recognized when the installations of the products are complete. The related cost of goods sold includes materials, installation labor, and miscellaneous other costs. Revenue is always deferred until the price is fixed, our obligation to perform has been relieved and collectability is reasonably assured.

Advertising and Marketing Expense
The Company expenses all advertising and marketing costs as incurred.

Fair Value of Financial Instruments
In the first quarter of fiscal year 2009, the Company adopted Accounting Standards Codification subtopic 820-10, Fair Value Measurements and Disclosures ("ASC 820-10"). ASC 820-10 defines fair value, establishes a framework for measuring fair value and enhances fair value measurement disclosure. ASC 820-10 delays, until the first quarter of fiscal year 2009, the effective date for ASC 820-10 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of ASC 820-10 did not have a material impact on the Company's consolidated financial position or operations, but does require that the Company disclose assets and liabilities that are recognized and measured at fair value on a non-recurring basis, presented in a three-tier fair value hierarchy, as follows:

•	Level 1. Observable inputs such as quoted prices in active markets;

•	Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

•	Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Accounts Receivable
The Company sells to individual homeowners and homeowner associations. The Company provides an allowance for doubtful accounts receivable equal to the estimated uncollectible amounts. That estimate is based on historical collection experience, current economic and market conditions and a review of the current status of each customer's trade accounts receivable. The allowance for doubtful accounts receivable was $9,946 and $0 at December 31, 2009 and 2008, respectively.

Inventory
Inventory is stated at the lower of average cost or market value. Inventory consists of raw materials and fabricated materials awaiting installation. Inventory is periodically reviewed to determine if it is marketable, obsolete or impaired. Inventory that is determined to not be marketable is written down to market value. Inventory that is determined to be obsolete or impaired is written off to expense at the time the impairment is identified.

Income Taxes
The Company accounts for income taxes using the asset and liability method, which requires the establishment of deferred tax assets and liabilities for the temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided to the extent deferred tax assets may not be recoverable after consideration of the future reversal of deferred tax liabilities, tax planning strategies, and projected future taxable income.

Restatements
The 2008 financial results have been restated. See Note K for details.

Impairment of Long-Lived Assets
Using the guidance of the Accounting Standards Codification, the Company reviews the carrying value of property and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors.

Property and Equipment
Property, plant and equipment are stated at cost less accumulated depreciation. The cost of property, plant and equipment is depreciated using the straight-line method over the estimated useful life of the asset. Long-lived assets are reviewed for impairment whenever in management's judgment conditions indicate a possible loss. Such impairment tests compare estimated undiscounted cash flows to the recorded value of the asset. If impairment is indicated, the asset is written down to its fair value or, if fair value is not readily determinable, to an estimated fair value based on discounted cash flows. Fully depreciated assets are retained in property, plant and equipment and accumulated depreciation accounts until they are removed from service. In case of disposals of assets, the assets and related accumulated depreciation are removed from the accounts, and the net amounts after proceeds from disposal are credited or charged to income.

Depreciation and amortization are computed using the straight-line method over the following estimated useful lives:

Vehicles	2 – 7 years
Furniture and Fixtures	7 – 15 years
Leasehold Improvements	4 – 8 years
Machinery and Equipment	5 – 15 years
Office and Computer Equipment	3 – 7 years
Signs	7 years

Property and equipment are carried at cost and consisted of the following at December 31, 2009 and 2008:

	2009	2008
Vehicles	$160,551	$160,551
Furniture and Fixtures	31,665	31,665
Leasehold Improvements	84,897	84,897
Machinery and Equipment	100,274	87,275
Office and Computer Equipment	61,385	53,396
Signs	11,470	11,471
Total	450,242	429,255
Less: Accumulated Depreciation and Amortization	214,260	148,084
Property and Equipment, net	$235,982	$281,171

Recently Adopted and Recently Enacted Accounting Pronouncements:

In April 2008, the FASB issued ASC 350-10, "Determination of the Useful Life of Intangible Assets." ASC 350-10 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under ASC 350-10, "Goodwill and Other Intangible Assets." ASC No. 350-10 is effective for fiscal years beginning after December 15, 2008. The adoption of this ASC did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued ASC 805-10, "Accounting for Assets Acquired and Liabilities assumed in a Business Combination That Arise from Contingencies—an amendment of FASB Statement No. 141 (Revised December 2007), Business Combinations". ASC 805-10 addresses application issues raised by preparers, auditors and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting and disclosure of assets and liabilities arising from contingencies in a business combination. ASC 805-10 is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. ASC 805-10 will have an impact on our accounting for any future acquisitions and its consolidated financial statements.

In May 2009, the FASB issued ASC Topic 855, Subsequent Events. ASC Topic 855 established principles and requirements for evaluating and reporting subsequent events and distinguishes which subsequent events should be recognized in the financial statements versus which subsequent events should be disclosed in the financial statements. ASC Topic 855 also requires disclosure of the date through which subsequent events are evaluated by management. ASC Topic 855 was effective for interim periods ending after June 15, 2009 and applies prospectively. Because ASC Topic 855 impacts the disclosure requirements, and not the accounting treatment for subsequent events, the adoption of ASC Topic 855 did not impact our consolidated results of operations or financial condition. See Note K for disclosures regarding our subsequent events.

Effective July 1, 2009, we adopted the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 105-10, Generally Accepted Accounting Principles—Overall ("ASC 105-10"). ASC 105-10 establishes the FASB Accounting Standards Codification (the "Codification") as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. The FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates ("ASUs"). The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the change(s) in the Codification. References made to FASB guidance throughout these consolidated financials have been updated for the Codification.

In August 2009, the FASB issued ASU No. 2009-05, Measuring Liabilities at Fair Value, which provides additional guidance on how companies should measure liabilities at fair value under ASC 820. The ASU clarifies that the quoted price for an identical liability should be used. However, if such information is not available, an entity may use the quoted price of an identical liability when traded as an asset, quoted prices for similar liabilities or similar liabilities traded as assets, or another valuation technique (such as the market or income approach). The ASU also indicates that the fair value of a liability is not adjusted to reflect the impact of contractual restrictions that prevent its transfer and indicates circumstances in which quoted prices for an identical liability or quoted price for an identical liability traded as an asset may be considered level 1 fair value measurements. This ASU is effective October 1, 2009. We are currently evaluating the impact of this standard, but would not expect it to have a material impact on our consolidated results of operations or financial condition.

NOTE B – COMMITMENTS/LEASES

The Company leases its 10,000 square foot facility under a non-cancellable lease arrangement that expires on March 31, 2011, with an option to renew for an additional two-year period. The lease is guaranteed by one of the Company’s shareholders. Future minimum payments under the current operating lease are as follows:

2010	$106,629
2011	26,853
2012	-
2013	-
2014	-

The Company also leases a 1,000 square foot sales office under a non-cancellable lease arrangement that expires on March 31, 2012, with options to renew for three additional one-year periods.  Future minimum payments under these operating leases are as follows:

2010	$25,200
2011	33,600
2012	11,200
2013	-
2014	-

The Company has an available $100,000 line of credit with no stated maturity which it opened in January 2006. The interest rate is prime plus 3 percentage points, which rate was 6.25% at December 31, 2009. In 2009, the Company drew down $52,000 under its line of credit; the balance owed as of December 31, 2009 was $22,207. The line of credit is guaranteed by the President and Vice President.

NOTE C — LONG-TERM DEBT OBLIGATIONS

The Company acquired four vehicles under installment sales contracts with interest rates varying from 4.9% to 6.9%.  Future principal payments under these agreements are as follows:

2010	$16,900
2011	$10,694
2012	$3,174
2013	$-
2014	$-

NOTE D – INCOME TAXES

Prior to 2008, the Company had elected to be taxed as a Subchapter S corporation, and as such the net income of the Company was passed through to the Company’s two shareholders. The Company is now a Subchapter C corporation and is subject to Federal and State income taxes.

The Company accounts for income taxes and the related accounts under the liability method. Deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted rate expected to be in effect during the year in which the basis differences reverse.

The provision for income taxes is comprised of the following:

	2009	2008
Current federal	$-	$61,000
Provision for income taxes	$-	$61,000

Current state	$1,600	$19,000
Provision for income taxes	$1,600	$19,000

Deferred income tax assets and liabilities consist of the following:

Deferred Tax asset (net NOL carryfoward)	$50,000
Valuation allowance	(50,000)
Net deferred tax assets	$0

The Company estimates that it has an NOL carryfoward of approximately $120,000 that expires in 2029.

The NOL formerly associated with Red Oaks Concepts, Inc. was lost due to the change in control as a result of the reverse merger in 2008.

After evaluating any potential tax consequence from the former shell company and our own potential tax uncertainties, the Company has determined that there are no material uncertain tax positions that have a greater than 50% likelihood of reversal if the Company were to be audited. Our tax return for the year ended December 31, 2008 may be subject to IRS audit; prior to 2008 we filed S corporation tax returns taxed at the shareholder level.

NOTE E – Basic and Diluted Net Loss Per Common Share

Basic and diluted net loss per share calculations are calculated on the basis of the weighted average number of common shares outstanding during the periods presented. The per share amounts include the dilutive effect of common stock equivalents in years with net income. Basic and diluted loss per share is the same due to the anti dilutive nature of potential common stock equivalents.

2009 and 2008 information is not presented as the effect of all potential common stock equivalents would be anti-dilutive.

NOTE F – EMPLOYEE STOCK OPTION PLAN

On September 24, 2008, the Company granted stock options to employees to purchase 133,800 shares of common stock at $.50 a share, with immediate vesting. Four employees subsequently left the Company and their options for 5,400 shares were terminated. As of December 31, 2009, options to purchase 5,200 shares had been exercised, and options to purchase 123,200 remained unexercised. The options expire on September 23, 2010. The Company valued these options using a Black-Scholes valuation model with an estimated volatility of 39%, discount rate of 1.69% and an expected term of less than one year. The value of these grants was estimated to be approximately $67,000. The options were originally only disclosed with no compensation expense being recorded, see Note K – Restatement for a correction of this error.

NOTE G – THEFT LOSS

In connection with the preparation of unaudited financial statements for the quarter ended September 30, 2008, management of TVFC became aware of accounting irregularities that resulted in being unable to account for approximately $200,000 of inventory that TVFC had purchased that was not the subject of corresponding sales orders. During the course of TVFC's preliminary investigation of the matter, management discovered that certain employees were committing fraud against the company by stealing inventory and reselling it pursuant to fraudulent sales orders that were never submitted to the company. These employees were retaining the sale price of the inventory and, in some cases, using company employees to fabricate and install the products on company time using company vehicles.

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

On December 5, 2008, one of the terminated employees referred to above filed a complaint in Superior Court against the company and its principals, seeking compensatory damages, attorneys' fees, punitive damages and equitable relief. In 2009, the Company paid its $12,500 share of the insurance deductible. In March 2010, the case was settled in arbitration, with no further liability for the Company.

NOTE H – SHAREHOLDERS’ EQUITY

Common Shares
The Company is authorized to issue 100,000,000 shares of $.0001 par value common stock, and had 22,864,200 shares outstanding at December 31, 2009 and 22,859,000 shares outstanding at December 31, 2008.

During 2008:

•	The Company issued options to employee to purchase 133,800 shares of common stock. These were valued at $67,000. See Note K – Restatement.
•	The Company issued 59,000 shares to accredited investors at a price of $1.00 per share.
•	Two of the shareholders of Red Oak Concepts, Inc. (see Note A) contributed to the capital of the Company all amounts of principal and interest due to them under promissory note totaling $29,900.
•	Prior to the reverse merger (see Note A), the Company paid dividends of $330,000 to the two founders of The Vinyl Fence Company, Inc.

During 2009, the Company employees exercised options for 5,200 shares for cash in the amount of $2,600 ($.50 per share).

Preferred Shares
The Company is authorized to issue 10,000,000 shares of $.0001 par value preferred stock. The Company has never issued any shares of preferred stock.

NOTE I – CONTINGENCIES

Lawsuits occur in the normal course of business, but the Company is not aware of any pending litigation at this time.

NOTE J – SUBSEQUENT EVENT

We have evaluated subsequent events through April 9, 2010; no events have occurred through this period that requires disclosure.

NOTE K – RESTATEMENT

The Company has restated its annual financial statements from amounts previously reported for periods ended December 31, 2008. The Company has determined that there were certain errors in the amounts as reported previously.

In 2008, the Company issued options to employees to purchase 133,800 shares of common stock (see Note F). These options should have been valued at $67,000 and reflected in the 2008 financial statements. Accordingly, the 2008 financial statements have been restated to reflect the correction of this error.

The following line items in the 2008 financial statements were affected:

		2008 as Originally Reported	2008 As Restated	Effect Of Change
Balance Sheet:
Paid-in Capital	A	90,814	157,814	67,000
Retained Earnings	A	82,670	15,670	(67,000)

Statement of Operations:
Payroll	A	984,605	1,051,605	67,000
Total Expenses	A	1,927,918	1,994,918	67,000
Net Operating Income (Loss)	A	104,688	37,688	(67,000)
Net Income (Loss)	A	$25,155	$(41,845)	$(67,000)
Basic and Diluted Earnings Per Share		$.00	$(.00)	-

Statement of Shareholders’ Equity:
Paid-in Capital	A	90,814	157,814	67,000
Retained Earnings	A	82,670	15,670	(67,000)

Legend:

A – Amounts adjusted due to options issued in 2008 that were not expensed.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Effective December 22, 2009, the client-auditor relationship between Vinyl Products, Inc. (the "Company") and Traci J. Anderson, CPA ("TJA") was terminated upon the dismissal of TJA as the Company’s independent registered accounting firm.  Effective December 22, 2009, the Company engaged M&K CPAS, PLLC ("M&K") as its principal independent public accountant to audit the Company's financial statements for the year ending December 31, 2009.  The decision to change accountants was recommended and approved by the Company's Board of Directors effective December 22, 2009.

There are not and have not been any disagreements between the Company and our independent accountants on any matter of accounting principles, practices or financial statement disclosure since our inception.

Item 9A. Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information we are required to disclose in the reports we file under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including our President (PEO) and Chief Financial Officer (PFO), as appropriate, to allow timely decisions regarding required disclosure.

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

Evaluation of Disclosure Controls and Procedures

As of December 31, 2009, the Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer (principal executive officer, or PEO) and Chief Financial Officer (principal financial officer, or PFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Exchange Act), pursuant to Exchange Act Rule 13a-15.  As a result of the material weaknesses we identified in our internal control over financial reporting described below, our PEO and PFO concluded that the Company's disclosure controls and procedures were not effective as of December 31, 2009.

Identification of Material Weaknesses in Controls and Procedures

In view of the two restatements and the reclassification of our financial statements for the 2008 year, as described under the heading Management's Discussion and Analysis of Financial Condition and Results of Operations - Restatement and Reclassification of Historical Consolidated Financial Statements, and in connection with the evaluation of our controls and procedures for the 2009 period, we have determined that we have numerous material weaknesses in our controls and procedures, as more fully described below.

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

A.	Failure to Institute Procedures to Accurately Compute Taxes; Reliance on Third-Party Professionals

In October 2009, we determined that we underreported our federal and state corporate income tax liability for the year ended December 31, 2008 by $30,000, an amount material to our financial statements.  As a result of identifying the error, we concluded that accounting adjustments were necessary to correct previously issued financial statements and that the reports we filed with the SEC that included the financial statements that reported the erroneous information should no longer be relied upon.  Accordingly, we restated the effected financial statements.

We determined that our failure to accurately compute our federal and state corporate income tax liability for the year ended December 31, 2008 was a result of the following weaknesses in our internal control over financial reporting:

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

B.           Failure to Record Compensation Expense Upon Grant of Options

In April 2010, in connection with auditing our financial statements for the 2009 fiscal year, our new independent accountant advised us that we had failed to recognize a compensation expense equal to the value of stock options we granted to employees in September 2008, as required by Financial Accounting Standard 123R ("FAS 123R").  The error had the effect of overstating income and understating paid-in capital by $67,000 (the fair value of the options calculated using the Black-Scholes option pricing model) for the 2008 period.  As a result of identifying the error, we concluded that accounting adjustments were necessary to correct the previously issued financial statements for the 2008 year and that the financial statements for that period should no longer be relied upon.  We have restated our financial statements for the 2008 period included with this Annual Report.

We determined that our failure to recognize a compensation expense equal to the value of stock options we granted to employees demonstrated the following weaknesses in our internal control over financial reporting:

•
Accounting and Finance Personnel Weaknesses — The Company lacks appropriate resources within the accounting function.  Our accounting staff comprises two people and lacks the required infrastructure and expertise to meet the higher demands of being a public company.  The Company lacks appropriate resources within the accounting function.  This lack of resources has led to a lack of segregation of duties and insufficient attention to the internal control process over financial reporting.

•	Lack of an Audit Committee — We do not have an audit committee, resulting in ineffective oversight in establishing and monitoring of required financial reporting internal control procedures.

•
Reliance on Third-Party Professionals: We retained an auditing firm to audit our 2008 financial statements.    We may not have adequately assessed this firm's qualifications to ascertain its level of experience to render the services for which we retained the firm.  Moreover, we did not adequately monitor the firm's work and placed undue reliance on its expertise without confirming the accuracy of the finished product.

Remediation Plan for Material Weakness in Internal Control over Financial Reporting

In light of the foregoing, we have introduced and plan to implement a number of remediation measures to address the material weaknesses described above.  Many of these measures are entity level in nature and we believe that the organizational and process changes we intend to adopt will improve our internal controls and governance environment.  Management recognizes that many of these enhancements require continual monitoring and evaluation for effectiveness.  The development of these actions is an iterative process and will evolve as the Company continues to evaluate and improve our internal controls over financial reporting.  Initially, we may be foreclosed from implementing some of the more obvious measures, such as retaining additional accounting personnel who have particular areas of expertise, given our resource constraints.  However, as we grow, we expect to adopt and implement those measures and to retain additional qualified personnel as management deems necessary to satisfy our control and governance requirements.

Specifically, we have:

•	Retained a new accounting firm to prepare the Company's tax reports and filings that has considerably more expertise and resources than our previous tax preparer.

•	Engaged a new independent accounting firm to audit our financial statements that is larger and has more greater resources at its disposal than our prior independent accountant.

Over the balance of the 2010 year, we will undertake an entity-level review of and test our control procedures and analyze the application of our controls and our control environment generally.  In addition, we plan to establish an audit committee that we expect to seat prior to the end of the 2010 calendar year that will include a member who qualifies as an "audit committee financial expert," as such term is defined in Item 407(d)(5) of Regulation S-K.  We expect that the audit committee will set a tone for effective entity-wide corporate governance; inspire rigorous, uniform application of our internal controls and provide ongoing oversight of the preparation and review of our financial statements.  We expect that the audit committee will review and propose improvements to our entity level controls and procedures and other process level controls.  We believe that the audit committee and our new financial professionals will substantially decrease the possibility of the occurrence of errors in our financial statements.

Management will review progress on these activities on a consistent and ongoing basis at the senior management level in conjunction with our Board of Directors.  We also plan to take additional steps to elevate Company awareness about, and communication of, these important issues through formal channels such as Company meetings and training.

We cannot assure you at this time that the actions and remediation efforts we have taken or ultimately will implement will effectively remediate the material weakness described above or prevent the incidence of other significant deficiencies or material weaknesses in our internal control over financial reporting in the future

Management’s Report on Internal Control over Financial Reporting

As of the end of the period covered by this Annual Report, management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework.  In view of the material weaknesses in the Company's internal control over financial reporting that existed as of December 31, 2009, management has concluded that the Company's internal control over financial reporting was not effective as of said date.

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

Changes in Internal Controls

We believe that the material weaknesses we identified with respect to our disclosure controls and procedures also represented weaknesses in our internal control over financial reporting.  During the three months ended December 31, 2009, we made changes to our internal control over financial reporting (as defined in Rules 13a-15 and 15d-15 under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The table sets forth information as of the date of this Annual Report with respect to our management:

Name	Age	Position
Gordon Knott	50	President and Director
Garabed Khatchoyan	45	Secretary and Director
Douglas Wells	69	Chief Financial Officer

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

Douglas Wells has served as the Chief Financial Officer of the Company since September 1, 2008.  Since 2007, he has been the president and sole shareholder of CFO Services, Inc., a consulting firm that provides business advice and CFO-type services to several companies.  From 2004 to August 2008,  he was employed by Avitus Group, a professional employer organization, and provided CFO-type services to small business companies, including our Company.  From 2001 to 2004, he was chief financial officer of Vital Imaging, Inc., which had eight medical imaging centers in the western U.S.  From 1999 to 2001, he served as the chief financial officer of Care Network, Inc., a managed care company that provided workers compensation medical management services to other businesses.  Prior to 1999, he served in various executive capacities with a number of companies.  Mr. Wells was an audit partner with Arthur Andersen where he was in charge of its healthcare practice in Southern California.  Mr. Wells is a Certified Public Accountant.  Mr. Wells does not devote his full time to the business of the Company.

Section 16 Compliance

Section 16(a) of the Exchange requires officers, directors and persons who own more than 10% of a registered class of our equity securities of a company that has a class of common stock registered under the Exchange Act to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish us with copies of all forms filed pursuant to Section 16(a).

Based solely on a review of the copies of such reports furnished to us and written representations from our officers, directors and principal stockholders that no other reports were required, to our knowledge, we believe that our all persons required to file reports pursuant to Section 16(a) of the Exchange Act complied with all of the Section 16(a) filing requirements applicable to them with respect to 2009, except that the annual statements to report changes in beneficial ownership were filed late.

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

Board of Directors Committees

We do not currently have a standing audit, nominating or compensation committee of the board of directors, or any committee performing similar functions.  Our board of directors currently performs the functions of audit, nominating and compensation committees.  As of the date of this Annual Report, no member of our board of directors qualifies as an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K promulgated under the Securities Act.

In our continuing efforts to enhance corporate governance, bolster our internal controls and procedures and eliminate accounting and other financial statement issues, we have determined to establish an audit committee before the close of the 2010 fiscal year.  Initially, we expect that the composition of the audit committee will comprise both independent members and persons associated with our Company and will include an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K.  We will keep investors apprised of our ongoing efforts, including when we adopt an audit committee charter and seat an audit committee.

The Board will consider establishing other independent committees of the board as and when we expand the board and circumstances necessitate.

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

Item 11. Executive Compensation.

Executive Compensation

The following table shows information concerning all compensation paid for services to the Company in all capacities during the year ended December 31, 2009 as to the principal executive officer, principal financial officer, and each person whose total annual salary and bonus exceeded $100,000 at the end of the last fiscal year (the “Named Executive Officers”):

Summary Compensation Table
Name (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)		Total ($)

Gordon Knott,	2009	$202,806	-	-	-	-	-	$30,971	(1)	$233,777
President and Director	2008	$60,000	$45,500	-	-	-	-	$258,355	(1)	$363,855
	2007	$60,000	-	-	-	-	-	$218,335	(2)(3)	$278,335
Garabed Khatchoyan,	2009	$202,806	-	-	-	-	-	$40,238	(4)	$243,044
Secretary and Director	2008	$60,000	$45,500	-	-	-	-	$270,032	(4)	$375,532
	2007	$60,000	-	-	-	-	-	$220,100	(2)(5)	$280,100
Douglas Wells,	2009	-	-	-	-	-	-	$65,000	(6)	$65,000
Chief Financial	2008	-	-	-	-	-	-	$20,000	(6)	$20,000
Officer	2007	-	-	-	-	-	-	-		-

1.
During 2009, Mr. Knott received the total additional compensation referenced in column i, which consisted of: $5,950 paid into a health savings account, $250 for tax return preparation, $14,835 for vehicle leases and $9,936 in health insurance premiums.

During 2008, Mr. Knott received the total additional compensation referenced in column i consisting of: $165,000 paid as dividends by TVFC prior to the share exchange, $5,800 toward a health savings account, $980 for tax return preparation, $14,835 for vehicle leases and the conversion into salary of all amounts due by Mr. Knott under a certain promissory note evidencing monies he borrowed from the Company totaling $71,740.

2.
Through 2007, TVFC elected to be treated as a Subchapter S corporation under the Internal Revenue Code of 1986, as amended (the "Code"), and the amounts paid by the Company to the persons named in the table in column i represent profits distributed to its sole shareholders.  As of January 1, 2008, the shareholders of TVFC revoked their intention to treat the Company as an "S" corporation and the Company is now treated as a "C" corporation under the Code.  During 2007, Mr. Knott received a distribution from TVFC of $203,500 and Mr. Khatchoyan received a distribution from TVFC of $203,500.  During 2006, Mr. Knott received a distribution from TVFC of $161,000 and Mr. Khatchoyan received a distribution from TVFC of $161,000.

3.	Includes $14,835 paid as an automobile allowance.

4.
During 2009, Mr. Khatchoyan received the total additional compensation referenced in column i, which consisted of: $5,950 paid into a health savings account, $250 for tax return preparation, $6,500 paid on his behalf to a tax consulting firm, $17,388 for vehicle leases and $10,150 in health insurance premiums.

During 2008, Mr. Khatchoyan received the total additional compensation referenced in column i consisting of: $165,000 paid as dividends by TVFC prior to the share exchange, $5,800 toward a health savings account, $17,388 for vehicle leases and the conversion into salary of all amounts due by Mr. Khatchoyan under a certain promissory note evidencing monies he borrowed from the Company totaling $81,844.

5.	Includes $16,600 paid as an automobile allowance.

6.	Payments to CFO Services, Inc., which is wholly owned by Douglas E. Wells.

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

Outstanding Equity Awards at Fiscal Year-End

As of December 31, 2009, we had not approved any equity compensation plans and no awards of any kind were outstanding.  None of our executive officers has ever received any equity awards, including, options, restricted stock or other equity incentives.

Compensation of Directors

During the 2008 and 2009 fiscal years, no member of our board of directors received any compensation solely for service as a director. We do not have any non-employee directors at this time and we have not adopted a policy for compensating or reimbursing non-employee directors that may join our board of directors.

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

We may enter into indemnification agreements with each of our directors and officers that are, in some cases, broader than the specific indemnification provisions permitted by Nevada law, and that may provide additional procedural protection.  As of the date of this Annual Report, we have not entered into any indemnification agreements with our directors or officers, but may choose to do so in the future.  Such indemnification agreements may require us, among other things, to:

•	indemnify officers and directors against certain liabilities that may arise because of their status as officers or directors;
•	advance expenses, as incurred, to officers and directors in connection with a legal proceeding, subject to limited exceptions; or
•	obtain directors’ and officers’ insurance.

We are permitted to apply for insurance on behalf of any director, officer, employee or other agent for liability arising out of his actions.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information, as of April 8, 2010 with respect to the beneficial ownership of our outstanding common stock by (i) any holder of more than five (5%) percent; (ii) each of our executive officers and directors and (iii) our directors and executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.  Securities that entitle a holder to acquire shares of common stock that are currently exercisable or exercisable within 60 days of April 8, 2010 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

The applicable percentage ownership is based on 22,864,200 shares of common stock outstanding as of April 8, 2010.  The business address of the stockholders set forth below is 2210 South Ritchey Street, Santa Ana, California 92705.

Holder	Number of Shares Beneficially Owned	Percent of Class
Gordon Knott	10,000,000	43.74%
Garabed Khatchoyan	10,000,000	43.74%
Douglas Wells (1)	100,000	*
All directors and officers and as a group (3 persons)	20,100,000	87.91%
* Indicates less than one percent.

(1)	Mr. Wells owns these shares through The Wells Family Trust.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Related Party Loans

On March 15, 2008, Gordon Knott and Garabed Khatchoyan, directors and officers of the Company, each executed a promissory note in favor of the Company entitling them to borrow up to $250,000 from the Company.  The notes provided for interest at the rate of 5% per year and were due on March 15 2009.  At March 15, 2008, Mr. Knott had borrowed the sum of $71,000 under the note, which had accrued interest equal to $740, and Mr. Khatchoyan had borrowed the sum of $81,000 under the note, which had accrued interest equal to $844.  At March 15, 2008, the parties converted all amounts due under the notes, including accrued interest, into salary and cancelled the promissory notes.

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

Registration Rights

In connection with the share exchange, our officers and directors, who are our principal stockholders, were granted registration rights with respect to 300,000 shares of the common stock issued to them in that transaction.  The shares were registered in a registration statement under the Securities Act that became effective on February 4, 2010.

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

Policies and Procedures for Review, Approval or Ratification of Transactions with Related Persons

We did not previously have a formal policy concerning transactions with related persons.  We are in the process of adopting a written related-person transactions policy that sets forth our policies and procedures regarding the identification, review, consideration and approval or ratification of “related-persons transactions.”  For purposes of our policy only, a “related-person transaction” will be a transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) in which we and any “related person” are participants involving an amount that exceeds $50,000.  Transactions involving compensation for services provided to us as an employee, director, consultant or similar capacity by a related person will not be covered by this policy.  A related person will be any executive officer, director or a holder of more than five percent of our common stock, including any of their immediate family members and any entity owned or controlled by such persons.

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

Item 14. Principal Accounting Fees and Services.

Effective December 22, 2009, we retained M&K CPAs, PLLC ("M&K") to be our independent registered public accounting firm is.  Our independent registered public accounting firm prior to December 22, 2009 was Traci J. Anderson, CPAs ("TJA").  Set forth below are the fees and expenses invoiced by M&K and TJA for audit services and tax services provided to us in 2009 and 2008.  The following table summarizes the approximate aggregate fees billed to us or expected to be billed to us by our independent registered accounting firms for our 2009 and 2008 fiscal years:

	Fiscal Year Ended December 31,
	2009		2008
Audit Fees	$23,300	[1]	$13,000	[2]
Audit Related Fees	0		0
Tax Fees	0		0
All Other Fees	0		0

1. Represents the amount of fees invoiced to date.
2. TJA reviewed the financial statements included in our Quarterly Reports on Form-10 during the 2009 year and has not invoiced us for services rendered.

Audit Fees comprise the aggregate fees billed for professional services rendered for the audits of the Company's annual financial statements and for the reviews of the financial statements included in the Company's Quarterly Reports on Form 10-Q for the fiscal year.

Audit-Related Fees comprise the aggregate fees billed for audit-related services rendered for the Company.  Audit-related fees generally include fees in support of the Company's filing of registration statements with the SEC and similar matters.

Tax Fees comprise the fees billed for tax-related services rendered for the Company for the 2009.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)          Financial Statements

The following financial statements are filed as part of this Annual Report:

The audited consolidated financial statements of Vinyl Products, Inc. and the report of independent registered public accounting firm thereon are set forth under Part II, Item 8 of this Annual Report.

(b)          Exhibits.

The exhibits listed below are either included or incorporated by reference as indicated:

Exhibit No.	Exhibit Description	Location Reference
2.1	Agreement and Plan of Merger October 10, 2007, among Red Oak Concepts, Inc., a Delaware corporation, Red Oak Concepts, Inc., a Nevada corporation, and the holders of all of the outstanding shares of common stock of each such corporation.	2
2.2	Share Exchange Agreement dated November 20, 2008	3
3.1	Certificate of Incorporation of Red Oak Concepts, Inc., a Delaware corporation.	1
3.2	By-laws of Red Oak Concepts, Inc., a Delaware corporation.	1
3.3	Articles of Incorporation of Red Oak Concepts, Inc., a Nevada corporation.	2
3.4	By-laws of Red Oak Concepts, Inc., a Nevada corporation.	2
3.5	Certificate of Amendment to Articles of Incorporation of Red Oak Concepts, Inc.	3
4.1	Specimen common stock certificate of Red Oak Concepts, Inc.	1
4.2	Registration Rights Agreement dated November 20, 2008 among the registrant and the recipients of the common stock received pursuant to the Share Exchange Agreement filed as Exhibit 2.1 hereto, the holders of the registrant's common stock immediately prior to the closing of the Share Exchange Agreement, the holders of certain options assumed by the registrant under the Share Exchange Agreement and the purchasers of shares of common stock in the registrant's private placement completed on November 24, 2008.	3
4.3	Lock Up/Leak Out Agreement dated November 20, 2008 between the registrant and each of Susan D. Zachmann, Katherine Daniels and Barbara Deadwiley.	3
4.4	Form of Lock Up/Leak Out dated November 20, 2008 between the registrant and each of Haber LLC, Themis LLC and Tailor Made Financial LLC.	3
4.5	Form of Subscription Agreement between the Registrant and the purchasers in the private offering of securities completed on November 24, 2008.	3
4.6	Registration Rights Agreement dated November 24, 2008 among the registrant and the purchasers of shares of common stock in the registrant's private placement completed on November 24, 2008.	3
4.7	Form of Option Agreement issued by The Vinyl Fence Company, Inc., the obligations of which were assumed by the registrant pursuant to the Share Exchange Agreement.	3
4.8	Specimen common stock certificate of Vinyl Products, Inc.	5
5.1	Opinion of Ruffa & Ruffa, P.C.	7
10.1	Lease agreement between AGA Partners and The Vinyl Fence Company, Inc., a California corporation dated January 31, 2005.	3
10.2	Fabricator Agreement dated November 11, 2003 between U.S. Polymers, Inc., and The Vinyl Fence Company, Inc. as amended and extended on August 29, 2008.	3
10.3	Professional Employer Agreement dated June 23, 2005 between Better Business Systems, Inc. (now Avitus Group) and The Vinyl Fence Company, Inc.	4
10.4	Form of demand promissory note executed by the registrant in favor of Gordon Knott.	5
10.5	Form of demand promissory note executed by the registrant in favor of Garabed Khatchoyan.	5
10.6	License Agreement dated June 17, 2009 between Franchise 123, Inc. and the registrant.	5
10.7	Form of Demand Promissory Note made by the registrant in favor of each of Susan Zachmann and Katherine Daniels in the principal amount of $124,950 on June 18, 2007.	6
10.8	Lease Agreement between 2407 Artesia LLS, a limited liability company, and The Vinyl Fence Company, Inc., a California corporation, dated January 18, 2010	8
14.1	Code of Business and Ethical Conduct	3
21	Subsidiaries of the Registrant	4

1.	Incorporated by reference to the registrant's filing on Form 10-SB as filed with the Securities and Exchange Commission on August 15, 2007.
2.	Incorporated by reference to the registrant's filing on Form 10-QSB for the three months ended December 31, 2007 as filed with the Securities and Exchange Commission on February 15, 2008.
3.	Incorporated by reference to the registrant's Current Report on Form 8-K as filed with the Securities and Exchange Commission on November 26, 2008.

4.	Previously filed with the registrant's Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on March 27, 2009.
5.	Previously filed with Amendment No. 1 to Registration Statement on Form S-1 Filed with Securities and Exchange Commission on July 27, 2009.
6.	Previously filed as exhibit 4.2 to the registrant's filing on Form 10-SB as filed with the Securities and Exchange Commission on August 15, 2007 and incorporated herein by reference.
7.	Previously filed with Amendment No. 2 to Registration Statement on Form S-1 as filed with Securities and Exchange Commission on September 18, 2009.
8.	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 9, 2010.

VINYL PRODUCTS, INC.

By:	/s/ Gordon Knott
Gordon Knott

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on April 9, 2010.

Signature	Title

/s/ Gordon Knott	President, Principal Executive Officer and Director
Gordon Knott

/s/ Douglas E. Wells	Chief Financial Officer and Principal Accounting Officer
Douglas E. Wells

/s/ Garabed Khatchoyan	Secretary and Director
Garabed Khatchoyan