Form 10-Q
period 2010-03-31
VINYL PRODUCTS, INC.
filed 2010-05-20
CIK 1409014

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2010

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
☐  Yes   ☐  No
APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  At May 20, 2010 there were 22,864,200 shares of common stock outstanding.

Forward-Looking Statements

This Quarterly Report on Form 10-Q ("Report") and the documents incorporated by reference into the Report include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  These forward-looking statements generally can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology.  We believe that the expectations reflected in such forward-looking statements are accurate.  However, we cannot assure you that such expectations will occur.  Our actual results, performance, or outcomes could differ materially from those expressed or implied in the forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to:

an interruption in supply from our sole vendor of vinyl products;
our lack of product diversification;
a change in consumer preferences away from outdoor products manufactured from vinyl;
the sensitivity of our industry to prevailing national economic conditions;
our inability to develop a successful franchise program;
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
our ability to retain our officers, directors, key personnel, and management; and
our inability to manage growth.

In addition, the Company’s views about the effectiveness of our remediation of material weaknesses in our controls also constitute “forward-looking statements.”

We caution you that the foregoing list of important factors is not exclusive.  We refer readers to the Item 1A Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2009 for a discussion of many of the known risks we face.   We operate in a very competitive environment.  New risks may emerge from time to time.  It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make.

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future.  We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and developments in the industry in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this Report.  In addition, even if our results of operations, financial condition and liquidity, and developments in the industry in which we operate are consistent with the forward-looking statements contained in this Report, those results or developments may not be indicative of results or developments in subsequent periods. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this Report.

We are under no duty to update any of these forward-looking statements after the date of this filing to conform our prior forward-looking statements to actual results or revised expectations, except as required by Federal securities law.

Item 1. Financial Statements and Supplementary Data

Financial Statement Index

Unaudited Consolidated Financial Statements
for the Three Months Ended March 31, 2010

Page

Consolidated Balance Sheets as of March 31, 2010 (unaudited) and December 31, 2009 (audited)	F–1

Consolidated Statements of Operations (unaudited) for the three months ended March 31, 2010 and 2009	F–2

Consolidated Statements of Stockholders’ Deficit (unaudited) for the three months ended March 31, 2010	F-3

Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2010 and 2009	F–4

Notes to the Financial Statements	F–5

VINYL PRODUCTS, INC. (f/k/a RED OAK CONCEPTS, INC.)

Consolidated Balance Sheets

March 31, 2010 and December 31, 2009

	March 31	December 31
	2010 (Unaudited)	2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$36,383	$12,333
Accounts receivable, net	23,842	36,189
Inventory	115,590	137,961
Prepaid expenses	29,984	54,251
Total current assets	205,799	240,734
PROPERTY AND EQUIPMENT:
Property and equipment, net of accumulated depreciation
of $230,860 and $214,260, respectively	232,839	235,982
Net property and equipment	232,839	235,982
OTHER ASSETS:
Security deposits	11,490	8,690
Total other assets	11,490	8,690
TOTAL ASSETS	$450,128	$485,406
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Current portion notes payable - vehicles	$14,700	$16,900
Accounts payable and accrued liabilities	289,357	287,855
Bank line of credit	81,177	22,207
Customer deposits	70,684	103,292
Total current liabilities	455,918	430,254
LONG-TERM LIABILITIES:
Notes payable – vehicles, net of current portion of
$14,700 and $16,900, respectively	10,752	13,868
Total long-term liabilities	10,752	13,868
Total Liabilities	466,670	444,122
SHAREHOLDERS' EQUITY (DEFICIT):
Preferred stock, $0.0001 par value; 10,000,000 shares authorized;
no shares issued and outstanding at March 31,2010 and December 31,2009	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized;
22,864,200 and 22,864,200 shares issued and outstanding at
March 31, 2010 and December 31, 2009, respectively	2,287	2,287
Paid-in capital	160,413	160,413
Retained earnings (deficit)	(179,242)	(121,416)
Total equity (deficit)	(16,542)	41,284
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$450,128	$485,406

The accompanying notes are an integral part of these financial statements.

VINYL PRODUCTS, INC. (f/k/a RED OAK CONCEPTS, INC.)
Consolidated Statements of Operations
Unaudited
For the Three Months Ended March 31, 2010 and 2009

	Three Months Ended March 31
	2010	2009

Income	$773,475	$684,508

Cost of goods sold:
Labor	133,607	137,980
Materials	216,402	157,817
Other	11,586	7,291
Total cost of goods sold	361,595	303,088

Gross profit	411,880	381,420

Expenses:
Advertising and marketing	52,597	34,740
Selling, general and administrative	109,113	85,653
Payroll	236,200	252,146
Professional fees	42,440	83,869
Rent	26,070	26,070
Total expenses	466,420	482,478

Net Operating Income (Loss)	(54,540)	(101,058)

Other Income (Expense):
Interest income	-	257
Interest expense	(1,686)	(8,211)
Net other income (expense)	(1,686)	(7,954)

Loss before income taxes	(56,226)	(109,012)

Income taxes	(1,600)	(200)

Net loss	$(57,826)	$(109,212)

Earnings per share:
Basic	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)

Weighted average shares outstanding - basic	22,864,200	22,861,716
Weighted average shares outstanding - diluted	22,864,200	22,861,716

The accompanying notes are an integral part of these financial statements.

VINYL PRODUCTS, INC. (f/k/a RED OAK CONCEPTS, INC.)

Consolidated Statements of Shareholders' Equity

Unaudited

							Total
	Preferred		Common		Paid-In	Retained	Shareholders’
	Shares	Stock	Shares	Stock	Capital	Earnings (Deficit)	Deficit

Balances, December 31, 2009	-	$-	22,864,200	$2,287	$160,413	$(121,416)	$41,284

Net Loss for the Period	-	-	-	-	-	(57,826)	(57,826)

Balances, March 31, 2010	-	$-	22,864,200	$2,287	$160,413	$(179,242)	$(16,542)

The accompanying notes are an integral part of these financial statements.

VINYL PRODUCTS, INC. (f/k/a RED OAK CONCEPTS, INC.)

Consolidated Statements of Cash Flows

Unaudited

For the Three Months Ended March 31, 2010 and 2009

	For the Three Months Ended
	2010	2009
OPERATING ACTIVITIES:
Net Loss	$(57,826)	$(109,212)
Adjustments to Reconcile Net Loss to Net Cash Used In Operating Activities:
Depreciation	16,600	12,600
Decrease (increase) in accounts receivable, net	12,347	15,067
Decrease (increase) in inventory	22,371	51,042
Decrease (increase) in prepaid expenses	24,267	(8,009)
Decrease (increase) in security deposit	(2,800)	-
Increase (decrease) in accounts payable and accrued expenses	5,408	(15,363)
Increase (decrease) in customer deposits	(32,607)	(5,023)
Increase (decrease) in income taxes payable	(3,904)	200
Net cash provided (used) by operating activities	(16,144)	(58,698)

INVESTING ACTIVITIES

Leasehold improvements	(12,598)	-
Office and computer equipment purchases	(859)	-

Net cash provided (used) by investing activities	(13,457)	-

FINANCING ACTIVITIES
Issuance of common stock for cash	-	2,100
Collection of stock receivable	-	5,000
Line of credit principal borrowings	61,970	53,266
Line of credit principal repayments	(3,000)	(2,000)
Vehicle loans principal payments	(5,319)	(3,944)

Net cash provided (used) by financing activities	53,651	54,422

NET CASH INCREASE (DECREASE) FOR THE PERIOD	24,050	(4,276)

CASH AT BEGINNING OF THE PERIOD	12,333	114,900

CASH AT END OF THE PERIOD	$36,383	$110,624

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
INTEREST	$1,686	$8,211
TAXES	$1,600	$-

The accompanying notes are an integral part of these financial statements.

VINYL PRODUCTS, INC. (f/k/a RED OAK CONCEPTS, INC.)
Notes to Unaudited Consolidated Financial Statements
For the Three Months Ended March 31, 2010 and 2009

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

The financial information included in this quarterly report should be read in conjunction with the consolidated financial statements and related notes thereto in our Form 10-K for the year ended December 31, 2009.

The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for the full year ending December 31, 2010.

Cash and Cash Equivalents
The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.  The Company did not have any cash equivalents at March 31, 2010 and December 31, 2009.

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

Accounts Receivable
The Company sells to individual homeowners and homeowner associations. The Company provides an allowance for doubtful accounts receivable equal to the estimated uncollectible amounts. That estimate is based on historical collection experience, current economic and market conditions and a review of the current status of each customer's trade accounts receivable. The allowance for doubtful accounts receivable was $9,946 at March 31, 2010, and December 31, 2009.

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

Depreciation and amortization are computed using the straight-line method over the following estimated useful lives:

Vehicles	2 – 7 years
Furniture and Fixtures	7 – 15 years
Leasehold Improvements	2 – 8 years
Machinery and Equipment	5 – 15 years
Office and Computer Equipment	3 – 7 years
Signs	7 years

Property and equipment are carried at cost and consisted of the following at March 31, 2010 and December 31, 2009:

	2010	2009
Vehicles	$160,551	$160,551
Furniture and Fixtures	31,665	31,665
Leasehold Improvements	97,494	84,897
Machinery and Equipment	100,274	100,274
Office and Computer Equipment	62,245	61,385
Signs	11,470	11,470
Total	463,699	450,242
Less: Accumulated Depreciation	230,860	214,260
Property and Equipment, net	$232,839	$235,982

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

The Company has an available $100,000 line of credit with no stated maturity which it opened in January 2006.    The interest rate is prime plus 3 percentage points, which rate was 6.25% at March 31, 2010.  The balance owed was $81,177 as of March 31, 2010, and $22,207 as of December 31, 2009.  The line of credit is guaranteed by the President and the Secretary.

NOTE C — LONG-TERM DEBT OBLIGATIONS

The Company acquired four vehicles under installment sales contracts with interest rates varying from 4.9% to 6.9%.  Future principal payments under these agreements are as follows:

2010	$11,373
2011	$10,681
2012	$3,398
2013	$-
2014	$-

NOTE D – Basic and Diluted Net Loss Per Common Share

Basic and diluted net loss per share calculations are calculated on the basis of the weighted average number of common shares outstanding during the periods presented. The per share amounts include the dilutive effect of common stock equivalents in years with net income. Basic and diluted loss per share is the same due to the anti-dilutive nature of potential common stock equivalents.

2010 and 2009 information is not presented as the effect of all potential common stock equivalents would be anti-dilutive.

NOTE E – EMPLOYEE STOCK OPTION PLAN

On September 24, 2008, the Company granted stock options to employees to purchase 133,800 shares of common stock at $.50 a share, with immediate vesting.  Four employees subsequently left the Company and their options for 5,400 shares were terminated.  As of March 31, 2010 and December 31, 2009, options to purchase 5,200 shares had been exercised, and options to purchase 123,200 remained unexercised.  The options expire on September 23, 2010. The Company valued these options using a Black-Scholes valuation model with an estimated volatility of 39%, discount rate of 1.69%, and an expected term of less than one year. The value of these grants was estimated to be approximately $67,000.

NOTE F – SHAREHOLDERS’ EQUITY

Common Shares
The Company is authorized to issue 100,000,000 shares of $.0001 par value common stock, and had 22,864,200 shares outstanding at March 31, 2010 and December 31, 2009.

Preferred Shares
The Company is authorized to issue 10,000,000 shares of $.0001 par value preferred stock.  The Company has never issued any shares of preferred stock.

NOTE G – CONTINGENCIES

Lawsuits occur in the normal course of business, but the Company is not aware of any pending litigation at this time.

NOTE H – SUBSEQUENT EVENT

We have evaluated subsequent events through May 19, 2010; no events have occurred through this period that requires disclosure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

You should read the following discussion and analysis of financial condition and results of operations, together with our consolidated financial statements and related notes thereto appearing elsewhere in this Quarterly Report.

Overview

General

We market and install a wide variety of attractive, durable, low-maintenance vinyl products, including fencing, patio covers, decking, railing and trim categories from our retail locations in Santa Ana and Redondo Beach, California.  Our products are used largely in renovation and remodeling by our customers who include homeowners and homeowner associations.

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

We are not aware of any participant in the exterior vinyl products industry that operates on a national basis and we believe that a significant opportunity exists for us to develop a national franchise.  We believe that our business model can be replicated successfully throughout the country and that the fundamental elements of our proprietary sales and marketing techniques, which we believe are sophisticated when compared to our direct competitors, can be conveyed effectively through written materials and training to motivated entrepreneurs.  We will seek to leverage our business model by initiating a franchise organization and establishing our Company and brand as the first national vinyl products retail chain.

Our existing and proposed business is subject to numerous substantial risks, including, among others, that we purchase all of our vinyl products from a single source; our future growth will, in large part, be dependent upon the success of our planned franchise program and there are numerous risks associated with such model; the availability of disposable income to homeowners; the availability of consumer credit; the availability of credit to prospective purchasers of our franchises and general economic conditions, including the level of activity in home improvements and housing turnover.  These risks and other important factors relating to our current and proposed business are detailed in our Annual Report on Form 10-K for the year ended December 31, 2009 that we filed with the Securities and Exchange Commission on April 9, 2010 (the "2009 Annual Report").

First Quarter Summary:

Operational highlights of the first quarter of 2010 include:

•
We opened a new retail location in Redondo Beach California to serve southern Los Angeles County.  The showroom expands the reach of our retail operations to provide us with access to a significant potential customer base and affords our Company the opportunity to manage a satellite operation in anticipation of and preparation for launching our franchise program.

•
We have substantially completed the preparation of the preponderance of the documentation required to develop and implement our franchise program.  We expect to submit our application to offer franchises in the State of California and be in a position to offer franchises in California in the second half of 2010.

Financial highlights for the first quarter of 2010 include

•
Income for the first quarter of 2010 was $773,475, an increase of 13% compared to income of $684,508 during the first quarter of 2009.  We believe that national economic conditions have negatively affected our financial and operating results over the last several quarters but we believe that conditions are improving, if only slightly . However, we believe that consumer confidence in the economy remains low, consumer financing has been difficult to obtain, home equity values have deteriorated, the amount available for home equity loan withdrawals has declined and it has been our experience that many homeowners have elected not to use their disposable income to undertake home renovation projects.

•	In an effort to drive sales, we increased our advertising budget by 51% during the last quarter as compared to the like 2009 period.

Results of Operations

Comparison of the Three Months Ended March 31, 2010 and 2009

Income:   Income for the first quarter of 2010 was $773,475, an increase of 13% compared to income of $684,508 during the first quarter of 2009.  We believe that such increase is correlated to subtle improvements in the national economy, enhancements in our marketing approach, including increasing our advertising budget, and the launch of our new retail location in Los Angeles County in February 2010.

Cost of Goods Sold: During 2009 and 2010, the contract with our vinyl supplier provided for significant discounts on raw materials we purchased upon achieving certain specified purchase quotas, which we met.  We benefitted materially from the discount for the 2008 and 2009 fiscal years.  Our cost of goods sold for all periods reported in this Quarterly Report is net of the discount we receive on the cost of raw materials. (In October 2009, the supplier eliminated the specified purchase quotas.)

Cost of goods sold increased from $303,088 in 2009 to $361,595 in 2010.  Although the resulting gross profit increased from $381,420 for the 2009 period to $411,880 for the 2010 period, an increase of 4%, the gross profit percentage decreased from 55% in 2009 to 53% in 2010.  We attribute the decrease in the gross profit percentage to pricing pressure from our competitors.

Expenses:

Advertising and marketing expense during the first quarter of 2010 was $52,597, an increase of $17,857, or 51%, from the first quarter of 2009 in which we expended $34,740.  We increased our advertising expenditures during the last quarter in an effort to drive sales in a weak economy and in connection with the launch our new sales location in Los Angeles County.  In addition, we continued to adjust the mix of our advertising and marketing programs in our ongoing effort to maximize the effectiveness of our advertising strategy and the return on advertising investment.

Selling, general and administrative expenses increased from $85,653 during the first quarter of 2009 to $109,113, or 38%, during the first quarter of 2010.  The increase was due to $3,000-to-$4,000 increases in depreciation, printing and filing fees, vehicle expenses and insurance plus increases in various other expenses.

Payroll expenses decreased from $252,146 to $236,200, a decrease of $15,946, or  6%, due primarily to a decrease in officer compensation offset by compensation paid to a sales manager in 2010.

Professional fees decreased from $83,869 during the 2009 period to $42,440 during the corresponding 2010 period, or 49%.  The decrease was due primarily to a decrease in legal fees.

For the three years ended March 31, 2010, inflation and changing prices have had little impact on revenues and net income.  As our sole vinyl supplier has increased prices, we have been able to increase our prices correspondingly.

Cash Flows

Three Months Ended March 31, 2010 and  2009

Cash and Cash Equivalents

Our cash and cash equivalents were $12,333 at December 31, 2009, and increased to $36,383 by March 31, 2010, as explained below.

Net cash provided by operating activities

Net cash used by operating activities was $16,144 for the three months ended March 31, 2010, compared to $58,698 for the three months ended March 31, 2010.  The decrease in cash used by operating activities of approximately $43,000 was primarily attributable to a decrease in net loss of $51,000, offset by decreases and increases in other current assets and liabilities.

Net cash used in investing activities

Net cash used in investing activities was $13,457 for the three months ended March 31, 2010, compared to $-0- for the three months ended March 31, 2009.  The $16,255 was applied to leasehold improvements for our new Los Angeles County showroom.

Net cash provided by financing activities

Net cash provided by financing activities was $53,651 for the three months ended March 31, 2010 compared to $54,422 in the three months ended March 31, 2009. In both periods, the increase was attributable primarily to line of credit borrowings.

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

Even in the event that the economic recession persists over the remainder of 2010 and we do not return to or exceed pre-recession sales levels during the current fiscal year, we are optimistic that we will have available the capital resources necessary from revenue and our line of credit to develop and implement the initial phases of our franchise program and for other corporate purposes, as necessary.

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

Capital Requirements.

Over the next twelve months, we will commence developing a franchise program.  As described below, we expect that the cost to us to implement the first phase of our franchise program, including the fees of our franchise consultant and franchise license fees and costs for registration of our franchise organization in the State of California, will not exceed an additional $50,000, as more fully described below.  Once we receive approval from California to offer franchises, we expect to retain two or three additional employees to manage our franchise operations and we expect to require additional capital for such purpose.

In June 2009, we engaged a franchise consultant to assist us with the development of the program.  We cannot estimate the costs associated with its deployment on a national basis.  We are advised by our franchise consultant that the costs to develop and implement the program and maintain the organization are highly variable and are a function of numerous factors, such as the number of jurisdictions in which franchisees are located and the specific jurisdictions selected (which will bear on franchise registration fees to be paid); the geographical location of our franchises (close in proximity to each other or widely separated – which will bear on advertising and other costs); the extent of the advertising efforts we may employ; and the additional infrastructure we may require to manage the organization.

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

It is our intention to fund the above-described first phases of our franchise organization internally from capital generated from operating revenue from our existing retail location and our line of credit.  We will seek to develop a program and organization within the constraints of our cash resources and take a conservative approach, growing as conditions, return on investment and available capital, among other factors, warrant.  In the event that we have underestimated the costs associated with the development of our franchise program, that we encounter unanticipated costs, delays or difficulties, or that the recession deepens or extends significantly longer than financial experts anticipate, we may be required to seek external funding.  As of December 31, 2009, we had incurred costs and expenses in connection with the development of our franchise program of approximately $37,000 and expect that we will expend no more than an additional $50,000 through the first two quarters of 2010.  Thereafter, we will allocate capital as the program requires and as economic conditions improve and our sales and income recover.

In the event we require capital for any purpose, we may seek to secure third-party financing.  The nature of the financing, debt or equity, will be dependent upon current market conditions and availability.  We cannot be certain that such capital will be available to us on favorable or acceptable terms, or at all.

Outlook

Demand for our products can be linked to changes in the health of the economy in general and the level of activity in home improvements and remodeling.  These activity levels, in turn, are affected by housing turnover (sales of existing home and new housing starts) and such factors as consumer confidence, home equity values, home equity loan withdrawals, consumer spending habits, reasonably attainable consumer credit, income, interest rates and inflation.  These factors have been in poor positions over the last eighteen months, and indications are that they will remain that way in the near-term.  For example, existing home sales were relatively flat in 2009 and during the first two months of 2010, while new housing starts during 2009 were the worst since World War II.  We believe that these factors have resulted in decreased home improvement and remodeling spending, which caused our sales and results of operations to decline during 2009.  We continue to manage our business on the basis that there will not be any significant improvements in market conditions during the foreseeable future.

While we expect that current business conditions will persist for the remainder of 2010, we continue to believe that our business model is fundamentally sound.  We believe that the range of quality products we offer, combined with our marketing approach, will continue to attract customers and that we can return to pre-recession sales levels at our retail location as the economy rebounds.  We expect that sales at our new retail location in Los Angeles County will continue to grow as we achieve market penetration through continued advertising efforts and by employing the proven sales and marketing techniques that represent the foundation of the success of our primary sales office in Santa Ana.   The proximity of our two retail operations (they are less than 40 miles apart) allows us to take advantage of certain economies of scale.  Our Los Angeles County location is a lean operation that employs two people.  All support services, including administrative, accounting and product fabrication, are undertaken at our principal facility in Santa Ana, from which installation crews are dispatched.  The relative proximity of the locations also allows, in large part, for confluent marketing efforts with respect to the two operations.  We believe that the new location provides us with access to a significant potential market for our products at a relatively low operating cost and that we will derive meaningful revenue from this location by the end of 2010 that will boost our gross income and net income.

We continue to believe that the franchise model represents a promising prospect for significant growth of our Company.  We think that the key elements of our business will be attractive factors to franchisees and lead us to believe that our growth strategy, predicated on launching a national franchise program in 2010 will fill a niche that can generate significant growth over the longer term.  We believe that franchising has become an attractive option for baby boomers who desire to remain active after retirement or who have been squeezed out of current positions by mergers, downsizing and the declining economy.  In fact, we believe that many of these people will make the best franchise owners given their business experience.  We believe that the franchise industry will continue to grow both because more baby boomers are reaching retirement age every year and these people frequently have accumulated the savings required to launch an entrepreneurial business.  However, we believe that the performance of our franchise program may depend, in part, on the availability of credit to prospective franchisees.  Most franchises are acquired by franchisees utilizing a combination of personal investment and third-party financing.  In light of current adverse economic conditions marked by tight credit, prospective franchisees may have difficulty obtaining the financing required to purchase a franchise from us.  If credit is not available to these prospects, franchise sales may be sluggish or we may not sell any franchises, which would adversely affect our results of operations and liquidity and impact our ability to expand the franchise program into additional jurisdictions.

Until the advent of more promising economic conditions, we will take a conservative approach to our business generally and to the development of our franchise program specifically.  We will be deliberate in the development of our franchise organization, to avoid over-extending our financial resources, and we will carefully plan when and how we penetrate new territories.  We are hoping that the credit crisis will have abated to some degree by the time we are prepared to launch our franchise program in 2010 and that credit will be more readily available from semi-private  and government sources  such as a Small Business Investment Company or the Small Business Administration  to provide more loans to entrepreneurs, which would facilitate the acquisition of loans by our prospects.

Quantitative and Qualitative Disclosures About Market Risk

We do not use derivative financial instruments in our investment portfolio and have no foreign exchange contracts.  Our financial instruments consist of cash and cash equivalents, trade accounts receivable and accounts payable.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon the consolidated financial statements and notes to the consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America.  The preparation of the consolidated financial statements requires us to make estimates, judgments and assumptions, which we believe to be reasonable, based on the information available.  These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities.  Variances in the estimates or assumptions used could yield materially different accounting results.  On an ongoing basis, we evaluate the continued appropriateness of our accounting policies and resulting estimates to make adjustments we consider appropriate under the facts and circumstances.

We have chosen accounting policies we believe are appropriate to report accurately and fairly our operating results and financial position, and we apply those accounting policies in a consistent manner.  As described in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2009 Annual Report, we consider our policies on accounting for revenue recognition, inventory, accounts receivable, income taxes, advertising and marketing expenses, stock-based compensation and property and equipment to be the most critical in the preparation of the consolidated financial statements because they involve the most difficult, subjective, or complex judgments about the effect of matters that are inherently uncertain. There have been no material changes to our application of critical accounting policies and significant judgments and estimates since December 31, 2009.

Recent Accounting Pronouncements

See Note A of Notes to Consolidated Financial Statements for a discussion of new and recently adopted accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4(T). Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of March 31, 2010 and the date of this Report, the Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s President (PEO) and Chief Financial Officer (PFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Exchange Act), pursuant to Exchange Act Rule 13a-15.  As a result of our continuing efforts to remediate the material weaknesses in our internal control over financial reporting that existed as of December 31, 2009 and which remained, in part, extant as of the close of the period covered by this Report, our PEO and PFO concluded that the Company's disclosure controls and procedures were not effective as of March 31, 2010.

The weaknesses in our disclosure and procedures encompassed weaknesses in certain elements of our internal control over financial reporting (ICFR) that are subsumed within our disclosure controls and procedures.  A material weakness is defined in Section 210.1-02(4) of Regulation S-X as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.  The specific weaknesses relate to elements of our ICFR that provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and comprise the following:

•
Inadequate Expertise in the Application of Federal and State Tax Laws as they Impact Financial Reporting: Our internal accounting personnel did not possess sufficient expertise in the application of federal and state tax laws as they apply to consolidation of an acquired business with a different fiscal year end.

•
Reliance on Third Party Professionals: We did not adequately monitor work performed by our independent accountants or our tax preparer and placed undue reliance on their expertise without confirming the accuracy of the finished product.

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

Changes in Internal Controls

During the three months ended March 31, 2010 through the date of this Report, we did not make any changes to our internal control over financial reporting (as defined in Rules 13a-15 and 15d-15 under the Exchange Act) that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) During the three months ended March 31, 2010, the Company did not issue any securities.

(b) Not applicable.

(c) During the three months ended March 31, 2010, neither the issuer nor any "affiliated purchaser," as defined in Rule 10b-18(a)(13), purchased any shares or other units of any class of the issuer's equity securities.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. (Removed and Reserved)

Item 5. Other Information.

(a) None.

(b) The Company has not adopted any procedures by which security holders may recommend nominees to the registrant's board of directors.

Item 6. Exhibits.

Exhibit	Description

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.

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

VINYL PRODUCTS, INC.

Date: May 20, 2010	/s/ Gordon Knott
Gordon Knott
President and Chief Executive Officer

Date: May 20, 2010	/s/ Douglas E. Wells
Douglas E. Wells
Chief Financial Officer and Principal Financial Officer