Form 10-Q
period 2010-06-30
VINYL PRODUCTS, INC.
filed 2010-08-16
CIK 1409014

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2010

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  At August 13, 2010 there were 22,864,200 shares of common stock outstanding.

Forward-Looking Statements

This Quarterly Report on Form 10-Q ("Report") and the documents incorporated by reference into the Report include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  These forward-looking statements generally can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology.  We believe that the expectations reflected in such forward-looking statements are accurate.  However, we cannot assure you that such expectations will occur.  Our actual results, performance, or outcomes could differ materially from those expressed or implied in the forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to:

•	an interruption in supply from our sole vendor of vinyl products;
•	our lack of product diversification;
•	a change in consumer preferences away from outdoor products manufactured from vinyl;
•	the sensitivity of our industry to prevailing national economic conditions;
•	our inability to develop a successful franchise program;
•	the ability of prospective franchisees to obtain credit to finance the purchase of franchises from us;
•	the failure of our franchise operations to generate the revenues we expect or the need to subsidize our franchise operations;
•	our ability to raise capital if necessary to fund the development of our franchise program or for other corporate purposes;
•	competition from one or more other companies that seek to develop national vinyl products chains;
•	our ability to retain our officers, directors, key personnel, and management; and
•	our inability to manage growth.

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

Item 1.  Financial Statements and Supplementary Data

Financial Statement Index

Unaudited Consolidated Financial Statements
for the Six Months Ended June 30, 2010

Page
Consolidated Balance Sheets as of June 30, 2010 (unaudited) and December 31, 2009 (audited)	F–1

Consolidated Statements of Operations (unaudited) for the three months and six months ended June 30, 2010 and 2009	F–2

Consolidated Statements of Stockholders’ Deficit (unaudited) for the six months ended June 30, 2010	F-3

Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2010 and 2009	F-4

Notes to the Financial Statements	F–5

VINYL PRODUCTS, INC.
Consolidated Balance Sheets
June 30, 2010 and December 31, 2009

	June 30		December 31
	2010 (Unaudited)		2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$94,844		$12,333
Accounts receivable, net	10,760		36,189
Inventory	135,775		137,961
Prepaid expenses	49,340		54,251
Total current assets	290,719		240,734
PROPERTY AND EQUIPMENT:
Property and equipment, net of accumulated depreciation of $249,160 and $214,260, respectively	222,886		235,982
Net property and equipment	222,886		235,982
OTHER ASSETS:
Security deposits	11,490		8,690
Total other assets	11,490		8,690
TOTAL ASSETS	$525,095		$485,406
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Current portion notes payable - vehicles	$12,700		$16,900
Accounts payable and accrued liabilities	358,024		287,855
Bank line of credit	98,818		22,207
Customer deposits	152,663		103,292
Total current liabilities	622,205		430,254
LONG-TERM LIABILITIES:
Notes payable – vehicles, net of current portion of $12,700 and $16,900, respectively	7,100		13,868
Total long-term liabilities	7,100		13,868
Total Liabilities	629,305		444,122
SHAREHOLDERS' EQUITY (DEFICIT):
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding at June 30, 2010 and December 31,2009	-		-
Common stock, $0.0001 par value; 100,000,000 shares authorized;
22,864,200 and 22,864,200 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	2,287		2,287
Paid-in capital	160,413		160,413
Retained earnings (deficit)	(266,910	) )	(121,416)
Total shareholders’ equity (deficit)	(104,210)		41,284
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)	$525,095		$485,406

The accompanying notes are an integral part of these financial statements.

VINYL PRODUCTS, INC.
Consolidated Statements of Operations
Unaudited
For the Three Months and Six Months Ended June 30, 2010 and 2009

	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009
Income	$898,083	$800,403	$1,671,558	$1,484,911
Cost of goods sold:
Labor	137,494	127,598	271,101	265,578
Materials	268,228	236,813	484,630	394,630
Other	13,919	6,005	25,505	13,296
Total cost of goods sold	419,641	370,416	781,236	673,504
Gross profit	478,442	429,987	890,322	811,407
Expenses:
Advertising and marketing	62,642	46,397	115,239	81,137
Selling, general and administrative	111,177	89,033	220,290	181,614
Payroll	288,800	267,898	525,000	520,046
Professional fees	65,113	50,785	107,553	134,654
Rent	34,684	26,070	60,754	52,140
Total expenses	562,416	480,183	1,028,836	969,591
Net Operating Income (Loss)	(83,974)	(50,196)	(138,514)	(158,184)

Other Income (Expense):
Interest income	-	92	-	349
Interest expense	(3,694)	(1,671)	(5,380)	(2,952)
Net other income (expense)	(3,694)	(1,579)	(5,380)	(2,603)

Loss before income taxes	(87,668)	(51,775)	(143,894)	(160,787)
Income taxes	-	(200)	(1,600)	(400)
Net loss	$(87,668)	$(51,975)	$(145,494)	$(161,187)

Earnings per share:
Basic	$(0.00)	$(0.00)	$(0.01)	$(0.01)
Diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average shares outstanding:
Basic	22,864,200	22,862,481	22,864,200	22,862,481
Diluted	22,864,200	22,862,481	22,864,200	22,862,481

The accompanying notes are an integral part of these financial statements.

VINYL PRODUCTS, INC.
Consolidated Statements of Shareholders' Deficit
Unaudited

							Total
						Retained	Share-
	Preferred		Common		Paid-In	Earnings	holders'
	Shares	Stock	Shares	Stock	Capital	(Deficit)	Deficit
Balances, December 31, 2009	-	$-	22,864,200	$2,287	$160,413	$(121,416)	$41,284

Net Loss for the Period	-	-	-	-	-	(145,494)	(145,494)

Balances, June 30, 2010	-	$-	22,864,200	$2,287	$160,413	$(266,910)	$(104,210)

The accompanying notes are an integral part of these financial statements.

VINYL PRODUCTS, INC.
Consolidated Statements of Cash Flows
Unaudited
For the Six Months Ended June 30, 2010 and 2009

	For the Six Months Ended
	2010	2009
OPERATING ACTIVITIES:
Net Loss	$(145,494)	$(161,187)
Adjustments to Reconcile Net Loss to Net Cash Provided By (Used In) Operating Activities:
Depreciation	34,900	25,200
Decrease (increase) in accounts receivable, net	25,428	23,375
Decrease (increase) in inventory	2,187	8,517
Decrease (increase) in prepaid expenses	4,909	(18,807)
Decrease (increase) security deposit	(2,800)	-
Increase (decrease) in accounts payable and accrued expenses	74,540	45,072
Increase (decrease) in customer deposits	49,371	98,948
Increase (decrease) in income taxes payable	(4,369)	400
Net cash provided (used) by operating activities	38,672	21,518

INVESTING ACTIVITIES

Leasehold improvements	(12,597)	-
Office and computer equipment purchases	(9,206)	(908

Net cash provided (used) by investing activities	(21,803)	(908)

FINANCING ACTIVITIES
Issuance of common stock for cash	-	2,100
Collection of stock receivable	-	5,000
Line of credit principal borrowings	82,611	53,755
Line of credit principal repayments	(6,000)	(17,262)
Vehicle loans principal payments	(10,969)	(7,954)

Net cash provided (used) by financing activities	65,642	35,639

NET CASH INCREASE (DECREASE) FOR THE PERIOD	82,511	56,249

CASH AT BEGINNING OF THE PERIOD	12,333	114,900

CASH AT END OF THE PERIOD	$94,844	$171,149

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
INTEREST	$5,380	$19,662
TAXES	$1,600	$-

The accompanying notes are an integral part of these financial statements.

VINYL PRODUCTS, INC.
Notes to Unaudited Consolidated Financial Statements
For the Six Months Ended June 30, 2010 and2009

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

The results of operations for the six months ended June 30, 2010 are not necessarily indicative of the results to be expected for the full year ending December 31, 2010.

Cash and Cash Equivalents
The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.  The Company did not have any cash equivalents at June 30, 2010 and December 31, 2009.

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

Depreciation and amortization are computed using the straight-line method over the following estimated useful lives:

Vehicles	2 – 7 years
Furniture and Fixtures	7 – 15 years
Leasehold Improvements	2 – 8 years
Machinery and Equipment	5 – 15 years
Office and Computer Equipment	3 – 7 years
Signs	7 years

Property and equipment are carried at cost and consisted of the following at June 30, 2010 and December 31, 2009:

	2010	2009
Vehicles	$160,551	$160,551
Furniture and Fixtures	31,665	31,665
Leasehold Improvements	97,494	84,897
Machinery and Equipment	100,274	100,274
Office and Computer Equipment	70,592	61,385
Signs	11,470	11,470
Total	472,046	450,242
Less: Accumulated Depreciation	249,160	214,260
Property and Equipment, net	$222,886	$235,982

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

The Company also leases a 1,000 square foot sales office under a non-cancellable lease arrangement that expires on March 31, 2010, with options to renew for three additional one-year periods.

The Company has an available $100,000 line of credit with no stated maturity which it opened in January 2006.    The interest rate is prime plus 3 percentage points, which rate was 8.25% at June 30, 2010.  The balance owed was $98,818 as of June 30, 2010, and $22,207 as of December 31, 2009.  The line of credit is guaranteed by the President and the Secretary.

NOTE C — LONG-TERM DEBT OBLIGATIONS

The Company acquired four vehicles under installment sales contracts with interest rates varying from 4.9% to 6.9%.  Future principal payments under these agreements are as follows:

2010	$6,717
2011	$10,680
2012	$2,403
2013	$-
2014	$-

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

NOTE E – EMPLOYEE STOCK OPTION PLAN

On September 24, 2008, the Company granted stock options to employees to purchase 133,800 shares of common stock at $.50 a share, with immediate vesting.  Four employees subsequently left the Company and their options for 5,400 shares were terminated.  As of June 30, 2010 and December 31, 2009, options to purchase 5,200 shares had been exercised,  As of June 30, 2010, options to purchase 109,600 remained unexercised.  The options expire on September 23, 2010. The Company valued these options using a Black-Scholes valuation model with an estimated volatility of 39%, discount rate of 1.69%, and an expected term of less than one year. The value of these grants was estimated to be approximately $67,000.

NOTE F – SHAREHOLDERS’ EQUITY

Common Shares
The Company is authorized to issue 100,000,000 shares of $.0001 par value common stock, and had 22,864,200 shares outstanding at June 30, 2010 and December 31, 2009.

Preferred Shares
The Company is authorized to issue 10,000,000 shares of $.0001 par value preferred stock.  The Company has never issued any shares of preferred stock.

NOTE G – CONTINGENCIES

Lawsuits occur in the normal course of business, but the Company is not aware of any pending litigation at this time.

NOTE H – SUBSEQUENT EVENT

We have evaluated subsequent events through August 14, 2010; no events have occurred through this period that requires disclosure.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2010 and 2009

Income:   Income for the second quarter of 2010 was $898,083, an increase of 12% compared to income of $800,403 during the second quarter of 2009.  We believe that such increase is correlated to subtle improvements in the national economy, enhancements in our marketing approach (including increasing our advertising budget), and the launch of our new retail location in Los Angeles County in February 2010.

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

Cost of goods sold increased from $370,416 in 2009 to $419,641 in 2010.  Although the resulting gross profit increased from $429,987 for the 2009 period to $478,442 for the 2010 period (an increase of 6%), the gross profit percentage decreased slightly from 53.7% in 2009 to 53.3% in 2010.  We attribute the decrease in the gross profit percentage to pricing pressure from our competitors.

Expenses:

Advertising and marketing expense during the second quarter of 2010 was $62,642, an increase of $16,245, or 35%, from the second quarter of 2009 in which we expended $46,397.  We increased our advertising expenditures during the second quarter in an effort to drive sales in a weak economy and in connection with the launch our new sales location in Los Angeles County.  In addition, we continued to adjust the mix of our advertising and marketing programs in our ongoing effort to maximize the effectiveness of our advertising strategy and the return on advertising investment.

Selling, general and administrative expenses increased from $89,033 during the second quarter of 2009 to $111,177, or 25%, during the second quarter of 2010.  The $22,144 increase was due primarily increases in depreciation, printing and filing fees, and utilities.

Payroll expenses increased from $267,898 to $288,800, an increase of $20,902 or 8%, due primarily to increases in officer compensation and sales commissions.

Professional fees increased from $50,785 during the 2009 period to $65,113 during the corresponding 2010 period, or 28%.  The increase was due primarily to an increase in audit fees.

Rent expense increase from $26,070 to $34,684 due to our new sales location in Los Angeles County.

Comparison of the Six Months Ended June 30, 2010 and 2009

Income:   Income for the first two quarters of 2010 was $1,671,558, an increase of 13% compared to income of $1,484,911 during the first two quarters of 2009.  We believe that such increase is correlated to subtle improvements in the national economy, enhancements in our marketing approach (including increasing our advertising budget), and the launch of our new retail location in Los Angeles County in February 2010.

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

Cost of goods sold increased from $673,504 in 2009 to $781,236 in 2010.  Although the resulting gross profit increased from $811,407 for the 2009 period to $890,322 for the 2010 period (an increase of 10% corresponding to the increase in income of 12%), the gross profit percentage decreased slightly from 54.6% in 2009 to 53.3% in 2010.  We attribute the decrease in the gross profit percentage to pricing pressure from our competitors.

Expenses:

Advertising and marketing expense during the first two quarters of 2010 was $115,239, an increase of $34,102, or 42%, from the first two quarters of 2009 in which we expended $81,137.  We increased our advertising expenditures during 2010 in an effort to drive sales in a weak economy and in connection with the launch our new sales location in Los Angeles County.  In addition, we continued to adjust the mix of our advertising and marketing programs in our ongoing effort to maximize the effectiveness of our advertising strategy and the return on advertising investment.

Selling, general and administrative expenses increased from $181,641 during the first two quarters of 2009 to $220,290, or 21%, during the first two quarters of 2010.  The increase was due primarily to increases in directors and officers insurance, vehicle expenses, and depreciation.

Payroll expenses increased from $520,046 to $525,000, or 1%, due primarily to a decrease in officer compensation of $32,000 offset by an increase in sales commissions of $27,000.

Professional fees decreased from $134,654 during the 2009 period to $107,553 in the corresponding 2010 period, or 20%.  The decrease was due primarily to a decrease in legal fees related to SEC filings, offset by an increase in audit fees.

Rent increased from $52,140 in 2009 to $60,754 in 2010, due to the new sales location in Los Angeles County.

For the three years ended June 30, 2010, inflation and changing prices have had little impact on revenues and net income.  As our sole vinyl supplier has increased prices, we have been able to increase our prices correspondingly.

Cash Flows

Six  Months Ended June 30, 2010 and  2009

Cash and Cash Equivalents

Our cash and cash equivalents were $12,333 at December 31, 2009, and increased to $94,844 by June 30, 2010, as explained below.

Net cash provided by operating activities

Net cash provided by operating activities was $38,672 for the six months ended June 30, 2010, compared to $21,518 for the six months ended June 30, 2009.  The increase in cash provided by operating activities of approximately $17,000 was primarily attributable to a $51,000 smaller net loss in 2010 and a $13,000 larger increase in accounts payable and accrued expenses, offset by a $50,000 smaller increase in customer deposits.

Net cash used in investing activities

Net cash used in investing activities was $21,803 for the six months ended June 30, 2010, compared to $908 for the six months ended June 30, 2009.  The increase was due to leasehold improvements at the new Los Angeles County sales location ($13,000) and the addition of office and computer equipment.

Net cash provided by financing activities

Net cash provided by financing activities was $65,642 for the six months ended June 30, 2010, compared to $35,639 in the six months ended June 30, 2009. In both periods, the increase was attributable primarily to line of credit borrowings.

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

We believe that our existing capital resources and liquidity position will be sufficient to satisfy all of our purposes over the next twelve months, including the development and implementation of the first phases of a franchise organization, as more fully described below under the heading "Capital Requirements".

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

If product sales do not rebound during the remainder of 2010 or if they decline significantly, we will seek to reduce overhead by discharging installers and administrative personnel.  Since our sales personnel are remunerated by way of commissions only, a decline in sales results in a corresponding reduction in our sales commissions expense.  A continued decline in sales would reduce income which would reduce the Company’s liquidity position and likely result in the deferred implementation of our franchise program.  However, unless there is a further significant downturn in the economy and our sales, we believe that we can maintain or improve our current financial position.

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

Capital Requirements

Over the next twelve months, we will commence developing a franchise program.  As described below, we expect that the cost to us to implement the first phase of our franchise program, including the fees of our franchise consultant and franchise license fees and costs for registration of our franchise organization in the State of California, will not exceed an additional $50,000, as more fully described below.  Once we receive approval from California to offer franchises, we expect to retain two or three additional employees to manage our franchise operations and which will require additional capital.

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

We expect to implement our franchise program in phases.  Our initial step encompassed the preparation, with the assistance and guidance of our franchise consultant, of the preponderance of the documentation required to develop and implement the program.  This included documents mandated by the government and internal organizational documentation.  We have substantially completed the preparation of these documents.   We anticipate that we will expend an additional $5,000 on finalizing the documentation of our franchise program and submitting our franchise registration application to California.  We expect to be in a position to offer franchises in California in the second half of 2010.

Initially, it is our intent to sell franchises in relatively close proximity to our principal offices in Orange County, California.  We believe that we can more competently and efficiently manage, support and oversee the development of franchises closer to our home office.  We expect that the success of our efforts in California will influence directly our decision as to when to commence offering franchises in other jurisdictions.  Success will be measured not only by the number of franchises we sell and their performance, but also by our ability to manage our operations and provide the level of support necessary to ensure the success of our franchisees.

As we have advanced through the process of establishing the parameters of our franchise program and have become more familiar with franchising generally, we have gained a sense of our internal requirements and the capital we will be required to allocate to the program once we begin to offer and sell franchises.  For example, we believe that it will be necessary to add personnel to manage the administrative and accounting components of the program.  Toward this end, we may hire two or three additional internal personnel in 2010 to manage the process and we will allocate capital to engage such personnel.  Consideration as to future staffing requirements will be dictated by the growth and requirements of the program.  We may seek to outsource facets of the development and operation of the franchise program to avoid the burdens of enlarging our infrastructure and to take advantage of the expertise of industry professionals.  We may engage consultants to assist with franchise organizational matters, such as legal counsel to assist with preparation of franchise registration applications, and professionals who engage in franchisee recruitment and to whom we may pay finders' fees, and advertising.

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

It is our intention to fund the above-described first phases of our franchise organization internally from capital generated from operating revenue from our existing retail location and our line of credit.  We will seek to develop a program and organization within the constraints of our cash resources and take a conservative approach, growing as conditions, return on investment and available capital, among other factors, warrant.  In the event that we have underestimated the costs associated with the development of our franchise program, or we encounter unanticipated costs, delays or difficulties, or that the recession deepens or extends significantly longer than financial experts anticipate, we may be required to seek external funding.  As of June 30, 2010, we had incurred costs and expenses in connection with the development of our franchise program of approximately $60,000 and expect that we will expend no more than an additional $50,000 through the remainder of 2010.  Thereafter, we will allocate capital as the program requires and as economic conditions improve and our sales and income recover.

In the event we require capital for any purpose, we may seek to secure third-party financing.  The nature of the financing, debt or equity, will be dependent upon current market conditions and availability.  We cannot be certain that such capital will be available to us on favorable or acceptable terms, or at all.

Outlook

Demand for our products can be linked to changes in the health of the economy in general and the level of activity in home improvements and remodeling.  These activity levels, in turn, are affected by housing turnover (sales of existing home and new housing starts) and such factors as consumer confidence, home equity values, home equity loan withdrawals, consumer spending habits, reasonably attainable consumer credit, income, interest rates and inflation.  These factors have been in poor positions over the last 20 months, and indications are that they will remain that way in the near-term.  For example, existing home sales were relatively flat in 2009 and during the first seven months of 2010, while new housing starts during 2009 were the worst since World War II.  We believe that these factors have resulted in decreased home improvement and remodeling spending, which caused our sales and results of operations to decline during 2009.  We continue to manage our business on the basis that there will not be any significant improvements in market conditions during the foreseeable future.

While we expect that current business conditions will persist for the remainder of 2010, we continue to believe that our business model is fundamentally sound.  We believe that the range of quality products we offer, combined with our marketing approach, will continue to attract customers and that we can return to pre-recession sales levels at our retail location as the economy rebounds.  We expect that sales at our new retail location in Los Angeles County will continue to grow as we achieve market penetration through continued advertising efforts and by employing the proven sales and marketing techniques that represent the foundation of the success of our primary sales office in Santa Ana.   The proximity of our two retail operations (less than 40 miles apart) allows us to take advantage of certain economies of scale.  Our Los Angeles County location is a lean operation that employs two people.  All support services, including administrative, accounting and product fabrication, are undertaken at our principal facility in Santa Ana, from which installation crews are dispatched.  The relative proximity of the locations also allows, in large part, for confluent marketing efforts with respect to the two operations.  We believe that the new location provides us with access to a significant potential market for our products at a relatively low operating cost and that we will derive meaningful revenue from this location by the end of 2010 that will boost our gross income and net income.

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

Item 4(T). Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of June 30, 2010 and the date of this Report, the Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s President (PEO) and Chief Financial Officer (PFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Exchange Act), pursuant to Exchange Act Rule 13a-15.  As a result of our continuing efforts to remediate the material weaknesses in our internal control over financial reporting that existed as of December 31, 2009 and which remained, in part, extant as of the close of the period covered by this Report, our PEO and PFO concluded that the Company's disclosure controls and procedures were not effective as of June 30, 2010.

The weaknesses in our disclosure and procedures encompassed weaknesses in certain elements of our internal control over financial reporting (ICFR) that our subsumed within our disclosure controls and procedures.  A material weakness is defined in Section 210.1-02(4) of Regulation S-X as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.  The specific weaknesses relate to elements of our ICFR that provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and comprise the following:

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

Changes in Internal Controls

During the three months ended June 30, 2010 through the date of this Report, we did not make any changes to our internal control over financial reporting (as defined in Rules 13a-15 and 15d-15 under the Exchange Act) that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) During the three months ended June 30, 2010, the Company did not issue any securities.

(b) Not applicable.

(c) During the three months ended June 30, 2010, neither the issuer nor any "affiliated purchaser," as defined in Rule 10b-18(a)(13), purchased any shares or other units of any class of the issuer's equity securities.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. (Removed and Reserved)

Item 5. Other Information.

(a) None.

(b) The Company has not adopted any procedures by which security holders may recommend nominees to the registrant's board of directors.

Item 6. Exhibits.

Exhibit	Description

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.

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

VINYL PRODUCTS, INC.

Date: August 16, 2010	/s/ Gordon Knott
Gordon Knott
President and Chief Executive Officer

Date: August 16, 2010	/s/ Douglas E. Wells
Douglas E. Wells
Chief Financial Officer and Principal Financial Officer