Form 10-Q
period 2010-09-30
VINYL PRODUCTS, INC.
filed 2010-11-22
CIK 1409014

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2010

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  At November 18, 2010 there were 22,864,200 shares of common stock outstanding.

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

Item 1.  Financial Statements and Supplementary Data

Financial Statement Index

Unaudited Consolidated Financial Statements
for the Nine Months Ended September 30, 2010

Page
Consolidated Balance Sheets as of September 30, 2010 (unaudited) and December 31, 2009 (audited)	F–1

Consolidated Statements of Operations (unaudited) for the three months and nine months ended September 30, 2010 and 2009	F–2

Consolidated Statements of Stockholders’ Deficit (unaudited) for the nine months ended September 30, 2010	F-3

Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2010 and 2009	F-4

Notes to the Financial Statements	F–5

VINYL PRODUCTS, INC.
Consolidated Balance Sheets
September 30, 2010 and December 31, 2009

	September 30	December 31
	2010 (Unaudited)	2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$96,935	$12,333
Accounts receivable, net	29,015	36,189
Inventory	129,129	137,961
Prepaid expenses	48,936	54,251
Total current assets	304,015	240,734
PROPERTY AND EQUIPMENT:
Property and equipment, net of accumulated depreciation of $249,160 and $214,260, respectively	205,341	235,982
Net property and equipment	205,341	235,982
OTHER ASSETS:
Security deposits	11,490	8,690
Total other assets	11,490	8,690
TOTAL ASSETS	$520,846	$485,406
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Current portion notes payable - vehicles	$12,700	$16,900
Accounts payable and accrued liabilities	487,137	287,855
Bank line of credit	97,888	22,207
Customer deposits	89,526	103,292
Total current liabilities	687,251	430,254
LONG-TERM LIABILITIES:
Notes payable – vehicles, net of current portion of $12,700 and $16,900, respectively	3,624	13,868
Total long-term liabilities	3,624	13,868
Total liabilities	690,875	444,122
SHAREHOLDERS' EQUITY (DEFICIT):
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding at Sep. 30, 2010 and Dec. 31, 2009	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized; 22,864,200 and 22,864,200 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	2,287	2,287
Paid-in capital	160,413	160,413
Retained earnings (deficit)	(332,729)	(121,416)
Total shareholders’ equity (deficit)	(170,029)	41,284
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)	$520,846	$485,406

The accompanying notes are an integral part of these financial statements.

VINYL PRODUCTS, INC.
Consolidated Statements of Operations
Unaudited
For the Three Months and Nine Months Ended September 30, 2010 and 2009

	Three Months Ended September30		Nine Months Ended September 30
	2010	2009	2010	2009
Income	$985,795	$1,026,571	$2,657,354	$2,511,483
Cost of goods sold:
Labor	158,782	176,352	429,884	441,930
Materials	281,670	283,803	766,299	679,031
Other	8,099	13,583	33,604	26,880
Total cost of goods sold	448,551	473,738	1,229,787	1,147,842
Gross profit	537,244	552,833	1,427,566	1,363,641
Expenses:
Advertising and marketing	86,640	45,193	201,879	126,329
Selling, general and administrative	116,417	114,278	310,200	293,943
Payroll	265,009	277,515	790,009	792,431
Professional fees	97,151	185,683	230,908	196,890
Rent	34,470	26,070	95,224	78,210

Total expenses	599,687	648,739	1,628,220	1,487,803

Net Operating Income (Loss)	(62,442)	(95,906)	(200,654)	(124,162)

Other Income (Expense):
Interest income	-	302	1	378
Interest expense	(3,398)	(1,674)	(9,026)	(4,375)

Net other income (expense)	(3,398)	(1,674)	(9,025)	(3,997)

Loss before income taxes	(65,840)	(97,550)	(209,679)	(128,159)

Income taxes	34	1,000	(1,634)	(1,400)

Net loss	$(65,874)	$(98,550)	$(211,313)	$(129,559)
Earnings per share:
Basic	$(0.00)	$(0.00)	$(0.01)	$(0.01)
Diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)
Weighted average shares outstanding:
Basic	22,864,200	22,862,481	22,864,200	22,862,481
Diluted	22,864,200	22,862,481	22,864,200	22,862,481

The accompanying notes are an integral part of these financial statements.

VINYL PRODUCTS, INC.
Consolidated Statements of Shareholders' Deficit
Unaudited

							Total
						Retained	Share-
	Preferred		Common		Paid-In	Earnings	holders'
	Shares	Stock	Shares	Stock	Capital	(Deficit)	Deficit

Balances, December 31, 2009	-	$-	22,864,200	$2,287	$160,413	$(121,416)	$41,284

Net Loss for the Period	-	-	-	-	-	(211,313)	(211,313)

Balances, September 30, 2010	-	$-	22,864,200	$2,287	$160,413	$(332,729)	$(170,029)

The accompanying notes are an integral part of these financial statements.

VINYL PRODUCTS, INC.
Consolidated Statements of Cash Flows
Unaudited
For the Nine Months Ended September 30, 2010 and 2009

	For the Nine Months Ended
	2010	2009
OPERATING ACTIVITIES:
Net Loss	$(211,313)	$(129,559)
Adjustments to Reconcile Net Loss to Net Cash Provided By (Used In) Operating Activities:
Depreciation	53,200	38,100
Decrease (increase) in accounts receivable, net	7,174	(912)
Decrease (increase) in inventory	8,834	7,424
Decrease (increase) in prepaid expenses	5,313	(27,538)
Decrease (increase) security deposit	(2,800)	-
Increase (decrease) in accounts payable and accrued expenses	199,284	14,088
Increase (decrease) in customer deposits	(13,766)	35,785
Increase (decrease) in income taxes payable	-	-
Net cash provided (used) by operating activities	45,926	(62,612)

INVESTING ACTIVITIES

Leasehold improvements	(12,597)	-
Machinery and equipment	-	(13,000)
Office and computer equipment purchases	(9,961)	(6,556)

Net cash provided (used) by investing activities	(22,558)	(19,556)

FINANCING ACTIVITIES
Issuance of common stock for cash	-	2,600
Line of credit principal borrowings	84,681	54,569
Line of credit principal repayments	(9,000)	(29,741)
Vehicle loans principal payments	(14,447)	(12,421)

Net cash provided (used) by financing activities	61,234	15,007

NET CASH INCREASE FOR THE PERIOD	84,602	(67,161)

CASH AT BEGINNING OF THE PERIOD	12,333	114,900

CASH AT END OF THE PERIOD	$96,935	$47,739

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
INTEREST	$9,026	$4,375
TAXES	$1,634	$1,400

The accompanying notes are an integral part of these financial statements.

VINYL PRODUCTS, INC.
Notes to Unaudited Consolidated Financial Statements
For the Nine Months Ended September 30, 2010 and2009

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

The results of operations for the nine months ended September 30, 2010 are not necessarily indicative of the results to be expected for the full year ending December 31, 2010.

Cash and Cash Equivalents
The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company did not have any cash equivalents at September 30, 2010 and December 31, 2009.

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

Accounts Receivable
The Company sells to individual homeowners and homeowner associations. The Company provides an allowance for doubtful accounts receivable equal to the estimated uncollectible amounts. That estimate is based on historical collection experience, current economic and market conditions and a review of the current status of each customer's trade accounts receivable. The allowance for doubtful accounts receivable was $9,946 at September 30, 2010, and December 31, 2009.

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

Depreciation and amortization are computed using the straight-line method over the following estimated useful lives:

Vehicles	2 – 7 years
Furniture and Fixtures	7 – 15 years
Leasehold Improvements	2 – 8 years
Machinery and Equipment	5 – 15 years
Office and Computer Equipment	3 – 7 years
Signs	7 years

Property and equipment are carried at cost and consisted of the following at September 30, 2010 and December 31, 2009:

	2010	2009
Vehicles	$160,551	$160,551
Furniture and Fixtures	31,665	31,665
Leasehold Improvements	97,494	84,897
Machinery and Equipment	100,274	100,274
Office and Computer Equipment	71,346	61,385
Signs	11,470	11,470
Total	472,800	450,242
Less: Accumulated Depreciation	267,459	214,260
Property and Equipment, net	$205,341	$235,982

Recently Adopted and Recently Enacted Accounting Pronouncements:
In April 2009, the FASB issued ASC 350-10, "Determination of the Useful Life of Intangible Assets." ASC 350-10 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under ASC 350-10, "Goodwill and Other Intangible Assets." ASC No. 350-10 is effective for fiscal years beginning after December 15, 2008. The adoption of this ASC did not have a material impact on our consolidated financial statements.

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

The Company also leases a 1,000 square foot sales office under a non-cancellable lease arrangement that expires on March 31, 2011, with options to renew for three additional one-year periods.

The Company’s $100,000 line of credit loan has been called by the lender. The Company is in the process of making acceptable payment arrangements with the bank to pay back the loan. The interest rate is prime plus 3 percentage points, which rate was 8.25% at September 30, 2010.  The balance owed was $97,888 as of September  30, 2010, and $22,207 as of December 31, 2009.  The line of credit is guaranteed by the President and the Secretary.

NOTE C — LONG-TERM DEBT OBLIGATIONS

The Company acquired four vehicles under installment sales contracts with interest rates varying from 4.9% to 6.9%.  Future principal payments under these agreements are as follows:

2010	$3,313
2011	$10,367
2012	$2,614
2013	$-
2014	$-

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

NOTE E – EMPLOYEE STOCK OPTION PLAN

On September 24, 2008, the Company granted stock options to employees to purchase 133,800 shares of common stock at $.50 a share, with immediate vesting.  Four employees subsequently left the Company and their options for 5,400 shares were terminated.  As of September 30, 2010 and December 31, 2009, options to purchase 5,200 shares had been exercised,   On September 23, 2010, the 109,600 unexercised options expired. The Company valued these options using a Black-Scholes valuation model with an estimated volatility of 39%, discount rate of 1.69%, and an expected term of less than one year. The value of these grants was estimated to be approximately $67,000.

NOTE F – SHAREHOLDERS’ EQUITY

Common Shares
The Company is authorized to issue 100,000,000 shares of $.0001 par value common stock, and had 22,864,200 shares outstanding at September 30, 2010 and December 31, 2009.

Preferred Shares
The Company is authorized to issue 10,000,000 shares of $.0001 par value preferred stock.  The Company has never issued any shares of preferred stock.

NOTE G – CONTINGENCIES

Lawsuits occur in the normal course of business, but the Company is not aware of any pending litigation at this time.

NOTE H – SUBSEQUENT EVENT

As of October 2, 2010 the Company has terminated its relationship with its CFO, Douglas Wells.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2010 and 2009

Income:   Income for the third quarter of 2010 was $985,795, a decrease of 4% compared to income of $1,026,571 during the third quarter of 2009.  We believe that such decrease is correlated to poor economic conditions leading to increased price competitiveness in the marketplace.

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

Cost of goods sold decreased from $473,738 in 2009 to $448,551 in 2010.  Although the resulting gross profit decreased from $552,833 for the 2009 period to $537,244 for the 2010 period (a decrease of 5.3%), the gross profit percentage increased slightly from 53.9% in 2009 to 54.5% in 2010.  We attribute the increase in the gross profit percentage to increased efficiencies in labor costs and job management.

Expenses:

Advertising and marketing expense during the third quarter of 2010 was $86,640, an increase of $41,446, or 91.7%, from the third quarter of 2009 in which we expended $45,193.  We increased our advertising expenditures during the third quarter in an effort to drive sales in a weak economy and in connection with the launch our new sales location in Los Angeles County.  In addition, we continued to adjust the mix of our advertising and marketing programs in our ongoing effort to maximize the effectiveness of our advertising strategy and the return on advertising investment.

Selling, general and administrative expenses increased from $114,278 during the third quarter of 2009 to $116,417, or 1.9%, during the third quarter of 2010.  The $2,139 increase was due primarily increases in depreciation, printing and filing fees, and utilities.

Payroll expenses decreased from $277,515 to $265,009, a decrease of $12,506 or 4.5%, due primarily to decreases in sales commissions.

Professional fees decreased from $185,683 during the 2009 period to $97,151 during the corresponding 2010 period, or 47.7%.  The decrease was due primarily to an decrease in audit and legal fees.

Rent expense increased from $26,070 to $34,470 due to our new sales location in Los Angeles County.

Comparison of the Nine Months Ended September 30, 2010 and 2009

Income:   Income for the first three quarters of 2010 was $2,657,354 an increase of 5.8% compared to income of $2,511,483 during the first three quarters of 2009.  We believe that such increase is correlated to subtle improvements in the national economy during the first two quarters of 2010, enhancements in our marketing approach (including increasing our advertising budget), and the launch of our new retail location in Los Angeles County in February 2010.

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

Cost of goods sold increased from $1,147,842 in 2009 to $1,229,787 in 2010.  The resulting gross profit increased from $1,363,641 for the 2009 period to $1,427,566 for the 2010 period (an increase of 4.7% corresponding to the increase in income of 5.8%), the gross profit percentage decreased slightly from 54.30% in 2009 to 53.72% in 2010.  We attribute the decrease in the gross profit percentage to pricing pressure from our competitors.

Expenses: Advertising and marketing expense during the first three quarters of 2010 was $201,879, an increase of $75,549, or 59.8%, from the first three quarters of 2009 in which we expended $126,329.  We increased our advertising expenditures during 2010 in an effort to drive sales in a weak economy and in connection with the launch our new sales location in Los Angeles County.  In addition, we continued to adjust the mix of our advertising and marketing programs in our ongoing effort to maximize the effectiveness of our advertising strategy and the return on advertising investment.

Selling, general and administrative expenses increased from $293,943 during the first three quarters of 2009 to $310,200, or 5.5%, during the first three quarters of 2010.  The increase was due primarily to increases in directors and officers insurance, vehicle expenses, and depreciation.

Payroll expenses decreased slightly from $792,431 to $790,009, or .3%, due primarily to a decrease in officer compensation and sales commission expense.

Professional fees increased from $196,890 during the 2009 period to $230,908 in the corresponding 2010 period, or 17.3%.  The increase was due primarily an increase in audit fees.

Rent increased from $78,210 in 2009 to $95,224 in 2010, due to the new sales location in Los Angeles County.

For the three years ended September 30, 2010, inflation and changing prices have had little impact on income and net income.  As our sole vinyl supplier has increased prices, we have been able to increase our prices correspondingly.

Cash Flows

Nine Months Ended September 30, 2010 and  2009

Cash and Cash Equivalents

Our cash and cash equivalents were $12,333 at December 31, 2009, and increased to $96,935 by September 30, 2010, as explained below.

Net cash provided by operating activities

Net cash provided by operating activities was $45,926 for the nine months ended September 30, 2010, compared to $(62,612) for the nine months ended September 30, 2009.  The increase in cash provided by operating activities of approximately $108,536 was primarily attributable to a $199,284 increase in accounts payable and accrued expenses, offset by a $13,766 smaller increase in customer deposits.

Net cash used in investing activities

Net cash used in investing activities was $22,558 for the nine months ended September 30, 2010, compared to $19,556 for the nine months ended September 30, 2009.  The increase was due to leasehold improvements at the new Los Angeles County sales location ($13,000) and the addition of office and computer equipment.

Net cash provided by financing activities

Net cash provided by financing activities was $61,236 for the nine months ended September 30, 2010, compared to $15,007 in the nine months ended September 30, 2009. In both periods, the increase was attributable primarily to line of credit borrowings.

Liquidity and Capital Resources

Our current capital requirements are allocated principally among payroll; selling, general and administrative expenses; professional fees; rent; and advertising and marketing expenses.  Historically, we have financed our business with cash flow from operations and borrowings under a revolving bank line of credit.  In September 2010, our line of credit was called by the lender. The Company is currently in negotiations with the bank to develop a repayment schedule. Given this event, we do not anticipate making any significant capital additions in 2010.

During the third quarter of 2010, the Company reduced administrative and selling expenses to stabilize the cash position. The Company will continue to decrease expenses as necessary to ensure that our existing capital resources and liquidity position will be sufficient to satisfy all of our purposes over the next twelve months.

Given that the economic recession may persist over the remainder of 2010 and we may not return or exceed pre-recession sales levels during the current fiscal year, we have postponed the development and implementation of the initial phases of our franchise program in 2010, as necessary.

If product sales do not rebound during the remainder of 2010 or if they decline significantly, we will continue to reduce overhead by discharging installers and administrative personnel.  Since our sales personnel are remunerated by way of commissions only, a decline in sales results in a corresponding reduction in our sales commissions’ expense.  A continued decline in sales would reduce income which would reduce the Company’s liquidity position.

Historically, our operating results, financial condition and liquidity position were enhanced significantly by virtue of substantial discounts we receive on vinyl products from our supplier to the retail market price at which such products are sold.  Until October 2009, the discounts were conferred upon our achieving certain minimum quarterly purchases of products, which we had met in each prior quarter of our existence.  In October 2009, our supplier eliminated the minimum purchase requirements that triggered the discount and we now receive the discount on all products we purchase from our supplier.  Our agreement was renewed in September 2010 on materially similar terms.

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

Capital Requirements

Over the next twelve months, we plan to commence developing a franchise program.  The launch of this program will be based primarily on the availability of capital through existing operations. As described below, we expect that the cost to us to implement the first phase of our franchise program, including the fees of our franchise consultant and franchise license fees and costs for registration of our franchise organization in the State of California, will not exceed an additional $50,000, as more fully described below.  Once we receive approval from California to offer franchises, we expect to retain two or three additional employees to manage our franchise operations and which will require additional capital.

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

It is our intention to fund the above-described first phases of our franchise organization internally from capital generated from operating revenue from our existing retail location.  We will seek to develop a program and organization within the constraints of our cash resources and take a conservative approach, growing as conditions, return on investment and available capital, among other factors, warrant.  In the event that we have underestimated the costs associated with the development of our franchise program, or we encounter unanticipated costs, delays or difficulties, or that the recession deepens or extends significantly longer than financial experts anticipate, we may be required to seek external funding.  As of September, 2010, we had incurred costs and expenses in connection with the development of our franchise program of approximately $60,000 and expect that we will expend no more than an additional $50,000 through the remainder of 2010.  Thereafter, we will allocate capital as the program requires and as economic conditions improve and our sales and income recover.

In the event we require capital for any purpose, we may seek to secure third-party financing.  The nature of the financing, debt or equity, will be dependent upon current market conditions and availability.  We cannot be certain that such capital will be available to us on favorable or acceptable terms, or at all.

Outlook

Demand for our products can be linked to changes in the health of the economy in general and the level of activity in home improvements and remodeling.  These activity levels, in turn, are affected by housing turnover (sales of existing home and new housing starts) and such factors as consumer confidence, home equity values, home equity loan withdrawals, consumer spending habits, reasonably attainable consumer credit, income, interest rates and inflation.  These factors have been in poor positions over the last two years, and indications are that they will remain that way in the near-term.  For example, existing home sales were relatively flat in 2009 and during the first ten months of 2010, while new housing starts during 2009 were the worst since World War II.  We believe that these factors have resulted in decreased home improvement and remodeling spending, which caused our sales and results of operations to decline during 2009.  We continue to manage our business on the basis that there will not be any significant improvements in market conditions during the foreseeable future.

While we expect that current business conditions will persist for the remainder of 2010, we continue to believe that our business model is fundamentally sound.  We believe that the range of quality products we offer, combined with our marketing approach, will continue to attract customers and that we can return to pre-recession sales levels at our retail location as the economy rebounds.  We expect that sales at our new retail location in Los Angeles County will continue to grow as we achieve market penetration through continued advertising efforts and by employing the proven sales and marketing techniques that represent the foundation of the success of our primary sales office in Santa Ana.   The proximity of our two retail operations (less than 40 miles apart) allows us to take advantage of certain economies of scale.  Our Los Angeles County location is a lean operation that employs one administrative staff.  All major support services, including sales, administrative, accounting and product fabrication, are undertaken at our principal facility in Santa Ana, from which installation crews are dispatched.  The relative proximity of the locations also allows, in large part, for confluent marketing efforts with respect to the two operations.  We believe that the new location provides us with access to a significant potential market for our products at a relatively low operating cost and that we will derive meaningful revenue from this location by the end of 2010 that will boost our gross income and net income.

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

Item 4(T). Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of September 30, 2010 and the date of this Report, the Company’s management carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Exchange Act), pursuant to Exchange Act Rule 13a-15.  As a result of our continuing efforts to remediate the material weaknesses in our internal control over financial reporting that existed as of December 31, 2009 and which remained, in part, extant as of the close of the period covered by this Report, management concluded that the Company's disclosure controls and procedures were not effective as of September 30, 2010.

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

Changes in Internal Controls

During the three months ended September 30, 2010 through the date of this Report, we did not make any changes to our internal control over financial reporting (as defined in Rules 13a-15 and 15d-15 under the Exchange Act) that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) During the three months ended September 30, 2010, the Company did not issue any securities.

(b) Not applicable.

(c) During the three months ended September 30, 2010, neither the issuer nor any "affiliated purchaser," as defined in Rule 10b-18(a)(13), purchased any shares or other units of any class of the issuer's equity securities.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. (Removed and Reserved)

Item 5. Other Information.

(a) None.

(b) The Company has not adopted any procedures by which security holders may recommend nominees to the registrant's board of directors.

Item 6. Exhibits.

Exhibit	Description

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010.

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

VINYL PRODUCTS, INC.

Date: November 22, 2010	By:	/s/ Gordon Knott
	Name:	Gordon Knott
	Title:	President and Chief Executive Officer

Date: November 22, 2010	By:	/s/ Sabrina Johnson
	Name:	Sabrina Johnson
	Title:	Controller and Principal Financial Officer