Form 10-K
period 2010-12-31
VINYL PRODUCTS, INC.
filed 2011-03-31
CIK 1409014

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED December 31, 2010

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

COMMISSION FILE NUMBER 000-52769

VINYL PRODUCTS, INC.
(Exact name of registrant as specified in its charter)

NEVADA	26-0295367
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

30950 Rancho Viejo Rd #120, San Juan Capistrano, CA	92675
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (949) 373-7281

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.0001 per share

Indicate by check mark whether the registrant is a well-known seasoned issuer, as define in Rule 405 of the Securities Act).  Yes ☐ No ☒

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☒

Indicate by check mark whether the issuer (1)  filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No  ☐

Indicate by check mark whether the issuer has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the past 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

            State the aggregate market value of the voting and non-voting equity held by non-affiliates of the Registrant computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of March 31, 2011: $2,655,261

Indicate by check mark whether the issuer filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.  Yes  ☒   No  ☐

As of March 31, 2011, 22,564,000 shares of the Registrant’s Common Stock were outstanding.

Vinyl Products, Inc.

FORM 10-K
For the Fiscal Year Ended December 31, 2010

i

PART I

Item 1.          Description of Business.

In addition to the historical information contained herein, the discussion in this Form 10-K contains certain forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, that involve risks and uncertainties, such as statements concerning: growth and anticipated operating results; developments in our markets and strategic focus; product development and reseller relationships and future economic and business conditions. The cautionary statements made in this Form 10-K should be read as being applicable to all related forward-looking statements whenever they appear in this Form 10-K. Our actual results could differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed under the section captioned “Risk Factors” in Item 1.A. of this Form 10-K as well as those cautionary statements and other factors set forth elsewhere herein.

Information regarding market and industry statistics contained in this Form 10-K is included based on information available to us that we believe is accurate.  It is generally based on industry and other publications that are not produced for purposes of securities offerings or economic analysis.  We have not reviewed or included data from all sources, and cannot assure investors of the accuracy or completeness of the data included in this Form 10-K.  We do not assume any obligation to update any forward-looking statement.  As a result, investors should not place undue reliance on these forward-looking statements.

General

We operate a passenger transportation business commonly referred to as a chauffeured vehicle service.  Our initial operations are focused on servicing the tourism industry in Scottsdale, Arizona under the brand name of “Ride The Dougie”.  We provide chauffeured vehicle service for concert and weddings, airport shuttles, business and association meetings, conventions, road shows, promotional tours, special events, incentive travel and leisure travel and mobile concierge services.

Company Background

We originally were incorporated under the name Red Oak Concepts, Inc. in the State of Delaware in May 2007 to serve as a vehicle for a business combination through a merger, capital stock exchange, asset acquisition or other similar business combination.  We reincorporated as a Nevada corporation in December 2007.

In November 2008, we acquired the outstanding common stock of Vinyl Fence Company, Inc. (“VFC”)    in exchange for an aggregate of 22,100,000 shares of our common stock, and changed our name to Vinyl Products, Inc.  VFC conducted a vinyl product marketing and installation business.

On December 31, 2010, we entered into a definitive agreement to acquire all of the membership interests in Brackin O’Connor, LLC (“Brackin O’Connor”), a passenger transportation business operator.    We issued 20,000,000 shares of our common stock to the members of Brackin O’Connor in exchange for the membership interests in Brackin O’Connor (the “Equity Exchange”).

Following completion of the Equity Exchange, we entered into a definitive agreement to dispose of all of the capital stock of our subsidiaries, VFC and VFC Franchise Corp. to Gordon Knott, formerly our President and member of our Board of Directors, and Garabed Khatchoyan, formerly a member of our Board of Directors (the “VFC Disposition”).  In exchange for the capital stock of VFC and VFC Franchise Corp., Messrs Knott and Khatchoyan agreed to return to us 20,000,000 shares of our common stock and to assume up to $75,000 of our liabilities arising from periods prior to December 31, 2010.  In connection with the VFC Disposition, we agreed to reimburse certain expenses incurred by VFC through payment of $12,500 in cash and the issuance of a promissory note in the amount of $62,500.   The promissory note is due March 31, 2011 and is secured by a vehicle owned by Brackin O’Connor. The number of shares of our common stock returned to us was determined by negotiation between Messrs Knott and Khatchoyan and the members of our Board of Directors (other than Messrs. Knott and Khatchoyan) and no specific value was placed on the shares.

Industry Background

The chauffeured vehicle service industry serves businesses in virtually all sectors of the economy. We believe that business customers are becoming increasingly sophisticated in their use of ground vehicle services and are demanding a broader array of airport or other destination site "meet- and-greet" services and other efficiency-enhancing services. Although there are other forms of transportation that compete with chauffeured vehicles, such as buses, taxis, and rental cars, we believe that none of those forms of transportation provides the quality, dependability and value-added services of chauffeur-driven vehicles. We also believe that businesses place a premium on service providers that are able to coordinate the travel itinerary of each member of a large group.

Our Strategy

Our objective is to increase our profitability and our market share in the chauffeured vehicle service industry by implementing the following growth strategies:

Expand Through Internal Growth. We intend to continue to generate internal growth by further enhancing our delivery of high quality service to our customers, by further investment in transportation vehicles and in our sales and marketing programs and by extending our services to new geographical areas.
Expand Through Acquisitions. We believe that there are significant opportunities to acquire additional chauffeured vehicle service companies in our region and other strategic regions.

Marketing and Sales

We intend to continue to expand recognition of the "Ride the Dougie" name through its marketing and promotional efforts. We have developed a marketing program directed at both the travel arranger such as concierges at major resorts and the end user of chauffeured vehicle services. The program consists of directory listings, advertising, website and referral system

Our marketing program seeks to build upon brand name recognition, customer loyalty, and service know-how.

Research and Development

We have not incurred any research and development expenditures since our inception.

Competition

The chauffeured vehicle service industry is highly competitive and fragmented, with few significant national participants. Each local market usually contains numerous local participants as well as a few companies offering regional and national service. Chauffeured vehicle service providers compete primarily on the basis of price, quality, scope of service and dependability. We also compete with service providers offering alternative modes of transportation, such as buses, taxis, and rental cars. We believe that our high quality of service and dependability have allowed us to compete effectively in our initial market.  We expect our business to become more competitive as existing competitors expand and additional companies enter the industry. Certain of our existing competitors have, and any new competitors that enter the industry may have, access to significantly greater financial resources than we have.

Seasonality

Our business, as is typical of companies in our industry, is highly seasonal. This is primarily due to tourist travel being heaviest during the holiday and spring seasons.  Seasonal trends have historically contributed to, and we anticipate will continue to contribute to fluctuations in our quarterly results, including fluctuations in sequential revenue growth rates.

Compliance with Government Regulation

We are not currently subject to direct federal, state or local regulation and we do not believe that government regulation will have a material impact on the way we conduct our business.

Employees

As of March 31, 2011, we had no full-time employees and one independent contractor.

Patents and Trademarks

We do not own, either legally or beneficially, any patents or trademarks.

Item 1A.  Risk Factors.

In addition to the other information in this Form 10-K, the following factors should be considered in evaluating Vinyl Products, Inc. and our business.

RISKS RELATED TO OUR BUSINESS

WE HAVE A LIMITED OPERATING HISTORY AND HAVE NOT GENERATED SUBSTANTIAL REVENUES OR PROFIT TO DATE.  THERE IS NO ASSURANCE OUR FUTURE OPERATIONS WILL RESULT IN PROFITABLE REVENUES.  IF WE CANNOT GENERATE SUFFICIENT REVENUES TO OPERATE PROFITABLY, WE MAY HAVE TO CEASE OPERATIONS.

We started operations in passenger transportation business in December 2010 and began generating revenue from that business in January 2011.  We have a limited operating history upon which an evaluation of our future success or failure can be made.  Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to earn profit by marketing and selling our services.  We cannot guarantee that we will be successful in generating revenues and profit in the future.  Failure to generate revenues and profit will cause us to suspend or cease operations.

IF WE DO NOT OBTAIN ADDITIONAL FINANCING, OUR BUSINESS WILL FAIL.

Our business plan calls for ongoing expenses in connection with the marketing and development of our services.

While at December 31, 2010, we had cash on hand of $1,366, we have accumulated a deficit of $17,822 in business development and administrative expenses.  At this rate, we anticipate that additional funding will be needed for general administrative expenses and marketing costs.

In order to expand our business operations, we anticipate that we will have to raise additional funding.  If we are not able to raise the capital necessary to fund our business expansion objectives, we may have to delay the implementation of our business plan.

We do not currently have any arrangements for financing.  Obtaining additional funding will be subject to a number of factors, including general market conditions, investor acceptance of our business plan and initial results from our business operations.  These factors may impact the timing, amount, terms or conditions of additional financing available to us.  The most likely source of future funds available to us is through the sale of additional shares of common stock or advances from our directors and officers.

IF DOUG BRACKIN, OUR PRINCIPAL OFFICER, SHOULD RESIGN OR DIE, WE WILL NOT HAVE A CHIEF EXECUTIVE OFFICER.  THIS COULD RESULT IN OUR OPERATIONS SUSPENDING, AND YOU COULD LOSE YOUR INVESTMENT.

We depend on the services of our principal officer and a director, Doug Brackin, for the future success of our business.  The loss of the services of Mr. Brackin could have an adverse effect on our business, financial condition and results of operations.  If he should resign or die we will not have a chief executive officer.  If that should occur, until we find another person to act as our chief executive officer, our operations could be suspended.  In that event it is possible you could lose your entire investment.  We do not carry any key personnel life insurance policies on Mr. Brackin and we do not have a contract for his services.

BECAUSE WE HAVE ONLY ONE OFFICER WHO HAS NO FORMAL TRAINING IN FINANCIAL ACCOUNTING AND MANAGEMENT, WHO IS RESPONSIBLE FOR OUR MANAGERIAL AND ORGANIZATIONAL STRUCTURE, IN THE FUTURE, THERE MAY NOT BE EFFECTIVE DISCLOSURE AND ACCOUNTING CONTROLS TO COMPLY WITH APPLICABLE LAWS AND REGULATIONS WHICH COULD RESULT IN FINES, PENALTIES AND ASSESSMENTS AGAINST US.

We have only one officer.  He has no formal training in financial accounting and management; however, he is responsible for our managerial and organizational structure, which includes preparation of disclosure and accounting controls.  While Mr. Brackin has no formal training in financial accounting matters, he has been reviewing our financial statements that have been audited by our auditors.  Should he not have sufficient experience, he may be incapable of creating and implementing the controls which may cause us to be subject to sanctions and fines by the SEC which ultimately could cause you to lose your investment, however, because of the small size of our expected operations, we believe that he will be able to monitor the controls he will create and will be accurate in assembling and providing information to investors.

WE MAY HAVE DIFFICULTY ATTRACTING AND RETAINING SKILLED PERSONNEL.  OUR FAILURE TO DO SO COULD CAUSE US TO GO OUT OF BUSINESS.

Our future success will depend in large part on our ability to attract and retain highly skilled management, sales, marketing, and finance personnel.  Competition for such personnel is intense, and there can be no assurance that we will be successful in attracting or retaining such personnel.  Failure to attract and retain such personnel could have a material adverse effect on our operations and financial condition or cause us to go out of business.

WE MAY BE SUSCEPTIBLE TO AN ADVERSE EFFECT ON OUR BUSINESS DUE TO THE CURRENT WORLDWIDE ECONOMIC CRISIS

Our market and sales results could be greatly impacted by the current worldwide economic crisis, making it difficult to reach sales goals.

RISKS RELATED TO OUR COMMON STOCK

OUR OFFICERS AND DIRECTORS OWN A SUBSTANTIAL PERCENTAGE OF OUR OUTSTANDING COMMON STOCK, WHICH GIVES THEM CONTROL OVER CERTAIN MAJOR DECISIONS ON WHICH OUR STOCKHOLDERS VOTE, WHICH MAY DISCOURAGE AN ACQUISTION OF US.

Our principal officer beneficially owns approximately 88.6% of our outstanding common stock, and our officers and directors, as a group, beneficially own approximately 88.6% of our outstanding common stock.  The interests of our officers and directors may differ from the interests of other stockholders, and they may, by virtue of their ownership stake, be able to exert substantial influence or otherwise control many corporate actions requiring stockholder approval, including the following actions:

•	electing or defeating the election of directors;

•	amending or preventing amendment of our articles of incorporation or bylaws;

•	effecting or preventing a merger, sale of assets or other corporate transaction; and

•	controlling the outcome of any other matter submitted to the stockholders for vote.

The stock ownership of our officers and directors may discourage a potential acquirer from seeking to acquire shares of our common stock or otherwise attempting to obtain control of us, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price.

THERE IS CURRENTLY NO TRADING MARKET FOR OUR COMMON STOCK WHICH WILL LIMIT THE ABILITY OF OUR STOCKHOLDERS TO DISPOSE OF THEIR COMMON STOCK.

Our common stock is not quoted on any exchange or inter-dealer quotation system. There is no trading market for our common stock and our common stock may never be included for trading on any stock exchange or through any quotation system (including, without limitation, the OTC Bulletin Board).  You may not be able to sell your shares due to the absence of a trading market.

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

ANY ADDITIONAL FUNDING WE ARRANGE THROUGH THE SALE OF OUR COMMON STOCK WILL RESULT IN DILUTION TO EXISTING SHAREHOLDERS.

We must raise additional capital in order for our business plan to succeed.  Our most likely source of additional capital will be through the sale of additional shares of common stock.  Such stock issuances will cause stockholders' interests in our company to be diluted.  Such dilution will negatively affect the value of investors’ shares.

YOUR PERCENTAGE OWNERSHIP IN US MAY BE DILUTED BY FUTURE ISSUANCES OF CAPITAL STOCK, WHICH COULD REDUCE YOUR INFLUENCE OVER MATTERS ON WHICH STOCKHOLDERS VOTE.

Our Board of Directors has the authority, without action or vote of our stockholders, to issue all or any part of our authorized but unissued shares of common stock, including shares issuable upon the exercise of options or shares that may be issued to satisfy our payment obligations.  Issuances of additional common stock would reduce your influence over matters on which our stockholders vote.

WE DO NOT EXPECT TO PAY DIVIDENDS IN THE FORESEEABLE FUTURE WHICH MAY MAKE IT MORE DIFFICULT FOR YOU TO EARN A RETURN ON YOUR INVESTMENT WITH US.

We have never paid any dividends on our common stock.  We do not expect to pay cash dividends on our common stock at any time in the foreseeable future.  The future payment of dividends directly depends upon our future earnings, capital requirements, financial requirements and other factors that our board of directors will consider.  Since we do not anticipate paying cash dividends on our common stock, return on your investment, if any, will depend solely on an increase, if any, in the market value of our common stock.  Therefore, you may have difficulty earning a return on your investment with us.

Item 2.  Description of Properties.

Offices

As of March 2011, our corporate offices are located at 30950 Rancho Viejo Rd #120, San Juan Capistrano, California 92675.   We currently are not assessed any rental charges for the use of this space.

The premises used during the year ended December 31, 2010 were provided to us without charge.  We have reviewed the estimated fair market value of the rent for the space used and concluded it to be immaterial to the financial statements individually and taken as a whole, as such, no expense for rent has been recorded for the period shown.

We do not currently own or lease any real property.

Item 3.   Legal Proceedings.

There are no other legal proceedings are currently pending or, to our knowledge, threatened against us that, in the opinion of our management, could reasonably be expected to have a material adverse effect on our business or financial condition or results of operations.

Item 4.  (Removed and Reserved)

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

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

On March 1, 2011, the Company entered into three separate consulting agreements.  The Company agreed to issue a total of 2,500,000 shares of restricted common stock as payment for services provided under the respective consulting agreements.

There were 35 holders of record of our common stock as of March 31, 2011.

We did not pay dividends on our common stock for the year ended December 31, 2010 and have no plans to do so in the foreseeable future.

We do not have an equity compensation plan.

Item 6.  Selected Financial Data.

Not applicable.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

“Safe Harbor” Statement under the Private Litigation Reform Act of 1995

This Annual Report, other than historical information, may include forward-looking statements, including statements with respect to financial results, product introductions, market demand, sales channels, industry trends, sufficiency of cash resources and certain other matters. These statements are made under the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 and involve risks and uncertainties which could cause actual results to differ materially from those in the forward-looking statements, including those discussed in the section entitled “Risk Factors” in Item 1.A. and elsewhere in this Annual Report on Form 10-K and other filings with the Securities and Exchange Commission.

Overview

Brackin O’Connor operates a passenger transportation business commonly referred to as a chauffeured vehicle service.  Its initial operations are focused on servicing the tourism industry in Scottsdale, Arizona under the brand name of “Ride The Dougie”.  The Company provides chauffeured vehicle service for concert and weddings, airport shuttles, business and association meetings, conventions, road shows, promotional tours, special events, incentive travel and leisure travel and mobile concierge services.

Results of Operations

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Expenses

Operating expenses totaled $15,851 for the year ended December 31, 2010 compared to $0 in the prior year.  Current year operating expenses included $15,471 of selling, general and administrative expenses and $380 of depreciation expense associated with the transportation vehicle.

Discontinued Operations

On September 1, 2009, the Company entered into an agreement for sale of the drinking lounge assets in exchange in exchange for $240,000 in cash.  The Company recorded a gain on disposal of assets totaling $43,602 for the fiscal year ended December 31, 2009.  Pursuant to FASB standards, the Company has retro-actively presented its drinking lounge business as discontinued operations.

The Company’s gain from discontinued operations for the year ended December 31, 2009 totaled $54,115.

Net Income / Loss

Net loss totaled $15,851 for the year ended December 31, 2010 due primarily to the selling, general and administrative expenses discussed above.   Net income totaled $54,115 for the year ended December 31, 2009 due to the discontinued operations discussed above.

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming that we will continue as a going concern. As shown in the accompanying financial statements, we incurred losses of $15,851 for the year ended December 31, 2010 and have an accumulated deficit of $17,822 at December 31, 2010.  At December 31, 2010, we had cash and cash equivalents of $1,366.

We started to generate revenue in January 2011, however, in order to continue as a going concern, develop a reliable source of revenues, and achieve a profitable level of operations, we will need, among other things, additional capital resources.  Accordingly, management’s plans to continue as a going concern include raising additional capital through sales of common stock and other securities.

Our current funding is not sufficient to continue our operations for the remainder of the fiscal year ending December 31, 2011.  We will require additional debt and/or equity financing to continue our operations.  We cannot provide any assurances that additional financing will be available to us or, if available, may not be available on acceptable terms.

If we are unable to obtain adequate capital, we could be forced to cease or delay development of our operations, sell assets or our business may fail.   In each such case, the holders of our common stock would lose all or most of their investment.  Please see “Risk Factors” for information regarding the risks related to our financial condition.

Critical Accounting Policies and Estimates

We prepare our financial statements in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Our management periodically evaluates the estimates and judgments made.  Management bases its estimates and judgments on historical experience and on various factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates.

The following critical accounting policies affect the more significant judgments and estimates used in the preparation of our financial statements.

Impairment of Long-Lived Assets

The Company adopted Accounting Standards Codification subtopic 360-10, Property, Plant and Equipment ("ASC 360-10"). ASC 360-10 requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company evaluates its long-lived assets for impairment annually or more often if events and circumstances warrant. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. ASC 360-10 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell. The Company performed an annual review for impairment and none existed as of December 31, 2010.

Recently Issued Accounting Pronouncements

In April 2008, the FASB issued Accounting Standards Codification ("ASC") 350-10, "Determination of the Useful Life of Intangible Assets." ASC 350-10 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under ASC 350-10, "Goodwill and Other Intangible Assets." ASC No. 350-10 is effective for fiscal years beginning after December 15, 2008. The adoption of this ASC did not have a material impact on the Company's financial statements.

In April 2009, the FASB issued ASC 805-10, "Accounting for Assets Acquired and Liabilities assumed in a Business Combination That Arise from Contingencies – an amendment of FASB Statement No. 141 (Revised December 2007), Business Combinations." ASC 805-10 addresses application issues raised by preparers, auditors and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting and disclosure of assets and liabilities arising from contingencies in a business combination. ASC 805-10 is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. ASC 805-10 will have an impact on the Company's accounting for any future acquisitions and its financial statements.

In May 2009, the FASB issued SFAS No. 165, "Subsequent Events," which is included in ASC Topic 855, Subsequent Events. ASC Topic 855 established principles and requirements for evaluating and reporting subsequent events and distinguishes which subsequent events should be recognized in the financial statements versus which subsequent events should be disclosed in the financial statements. ASC Topic 855 was effective for interim periods ending after June 15, 2009 and applies prospectively. Because ASC Topic 855 impacts the disclosure requirements, and not the accounting treatment for subsequent events, the adoption of ASC Topic 855 did not impact the Company's results of operations or financial condition.

Effective July 1, 2009, the Company adopted the FASB ASC 105-10, Generally Accepted Accounting Principles – Overall ("ASC 105-10"). ASC 105-10 establishes the FASB Accounting Standards Codification (the "Codification") as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. The FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates ("ASUs"). The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the change(s) in the Codification. References made to FASB guidance throughout these consolidated financials have been updated for the Codification.

In August 2009, the FASB issued ASU No. 2009-05, Measuring Liabilities at Fair Value, which provides additional guidance on how companies should measure liabilities at fair value under ASC 820. The ASU clarifies that the quoted price for an identical liability should be used. However, if such information is not available, an entity may use the quoted price of an identical liability when traded as an asset, quoted prices for similar liabilities or similar liabilities traded as assets, or another valuation technique (such as the market or income approach). The ASU also indicates that the fair value of a liability is not adjusted to reflect the impact of contractual restrictions that prevent its transfer and indicates circumstances in which quoted prices for an identical liability or quoted price for an identical liability traded as an asset may be considered level 1 fair value measurements. This ASU is effective October 1, 2009. The adoption of this ASU did not impact the Company's results of operations or financial condition.

In January 2010, the FASB issued ASU No. 2010-06 regarding fair value measurements and disclosures and improvement in the disclosure about fair value measurements. This ASU requires additional disclosures regarding significant transfers in and out of Levels 1 and 2 of fair value measurements, including a description of the reasons for the transfers. Further, this ASU requires additional disclosures for the activity in Level 3 fair value measurements, requiring presentation of information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements. This ASU is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company is currently evaluating the impact of this ASU; however, it does not expect the adoption of this ASU to have a material impact its results of operations and financial condition.

 Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

Quantitative and Qualitative Disclosures About Market Risk

 We do not have any material exposure to market risk associated with our cash and cash equivalents. Our note payables are at a fixed rate and, thus, are not exposed to interest rate risk.

Item 8.  Financial Statements.

The information required by this item is included on pages F-1 through F-7.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

 Not applicable.

 Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 15d-15 under the Securities Exchange Act of 1934.  Based upon that evaluation, our management, including our chief executive officer and principal financial officer, concluded that our disclosure controls and procedures were not effective as of December 31, 2010 for the reasons described below.

Management’s report on internal controls over financial reporting

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting, as defined under Rule 15d-15(f) under the Securities Exchange Act of 1934.  Management has assessed the effectiveness of our internal controls over financial reporting as of December 31, 2010 based on the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our internal control system was designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. An internal control material weakness is a significant deficiency, or aggregation of deficiencies, that does not reduce to a relatively low level the risk that material misstatements in financial statements will be prevented or detected on a timely basis by employees in the normal course of their work. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010, and this assessment identified certain material weakness in our internal control over financial reporting, including material weaknesses due to our management’s lack of segregation of duties in financial transactions or reporting as a result of the fact that we only have one officer. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible.  However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals.  Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness

Based on that evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2010.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in internal control over financial reporting

There were no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during our fiscal year ended December 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. In the estimation of our senior management, none of the changes in the composition of management have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of Vinyl Products, Inc.

Our executive officer and directors and their ages as of March 31, 2011 are as follows:

Director:

Name	Age

Douglas Brackin	48	President and Director

Keith Moore	50	Treasurer, Secretary and Director

Biographical Information

Set forth below is a brief description of the background and business experience of our officers and our directors for the past five years.

Mr. Brackin is a real estate hospitality entrepreneur.  He built his first lodging establishment in 1988 in Payson, Arizona.  He operated the Payson Pueblo Inn for 3 ½ years, then sold the property for a profit in March of 1992.  His next project was the Majestic Mountain Inn, which was built in 1993.   This project was owned by Mr. Brackin for 10 years, and again sold for a profit.  During 2000-2001, Mr. Brackin co-developed an office building along with a steakhouse named Fargo’s.  In 2004, Mr. Brackin co-developed a 33 lot subdivision in Flagstaff, Arizona.  Doug did all the entitlement work for this project and handled all the sales of the 33 lots generating over $7 million in sales.  Mr. Brackin renovated a drinking lounge called  J.Chew in 2008 and sold this establishment for a profit in 2009.  Mr. Brackin is currently involved in a start up transportation-coinceirge business in Scottsdale, Arizona.  Mr. Brackin earned a B.S. in Hotel, Restaurant, and Tourism at Northern Arizona University.  Mr. Bracking also holds an Arizona Real estate license as well as an Arizona Insurance license.

Mr. Moore co-founded Monarch Bay Associates, LLC, a FINRA member broker dealer in 2006. He has served his entire career founding, growing and financing technology and service companies. Throughout his career Mr. Moore has served in various executive capacities for micro-cap to Russell 1000 companies, including Activision, Inc., DataLogic International, Inc., and POPcast Communications Corp. Mr. Moore has raised over $100 million for these organizations and has grown collective revenues in excess of $600 million.

From 1996 through 2007, Mr. Moore served in Chief Executive and other executive capacities for DataLogic International, Inc., POPcast Communications Corp., and iTechexpress, Inc., overseeing their respective strategic growth and capital raises.  From 1991 through 1996, Mr. Moore served as President, Chief Operating Officer, Chief Financial Officer, Director and Consultant of Activision, Inc. (NASDAQ: ATVI), recognized as the international market leader in videogames and multimedia software.  Mr. Moore is a founder of International Consumer Technologies Corp. and was Vice President, Chief Financial Officer and Director since its inception in July 1986 until its merger into Activision in December 1991. Mr. Moore, board Emeritus of the Mission Hospital Foundation Board of Directors earned a B.S. in Accounting and a Masters in Finance from Eastern Michigan University.

To the best of our knowledge, our officers and directors have neither been convicted in any criminal proceedings during the past five years nor are parties to any judicial or administrative proceeding during the last five years that resulted in a judgment, decree or final order enjoining then from future violations of, or prohibiting activities subject to, federal or state securities laws or a finding of any violation of federal or state securities laws or commodities laws.  No bankruptcy petitions have been filed by or against any business or property of any of our directors or officers, nor has a bankruptcy petition been filed against a partnership or business association in which these persons were general partners or executive officers.

There are no family relationships among our directors and executive officers.

Term of Office

Our officers and our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. There have been no material changes to the procedures by which our stockholders may recommend nominees to our Board of Directors.

Independent Directors

The rules of the SEC require that we, because we are not listed on any national securities exchange, choose a definition of director “independence” for purposes of determining which directors are independent.  We have chosen to follow the definition of independence as determined by the Marketplace Rules of The Nasdaq National Market (“NASDAQ”).  Pursuant to NASDAQ’s definition, neither Mr. Brackin nor Mr. Moore is an independent director.

Organization of the Board of Directors

Board Committees.   There currently no committees of our board of directors due to our relatively small size.  As we implement and achieve our business plan, our board of directors expects to appoint an audit committee, nominating committee and compensation committee, and to adopt charters relative to each such committee.  We intend to appoint such persons to the board of directors and committees of the board of directors as are expected to be required to meet the corporate governance requirements imposed by a national securities exchange, although we are not required to comply with such requirements until we elect to seek listing on a securities exchange.

Code of Ethics for Chief Executive Officer and Senior Financial Officers. We have adopted a Code of Ethics that applies to our principal executive officers and principal financial officer (or persons performing similar functions) that is designed to comply with Item 406 of Regulation S-K.  A copy of our Code of Ethics will also be furnished, without charge, in print to any person who requests such copy by writing to the Company’s Secretary at: Vinyl Products, Inc., 30950 Rancho Viejo Rd #120, San Juan Capistrano, CA  92675.

Directors’ and Officers’ Liability Insurance.  When our financial resources, permit, we anticipate that we will obtain directors’ and officers’ liability insurance insuring our directors and officers against liability for acts or omissions in their capacities as directors or officers, subject to certain exclusions.  Such insurance is expected to insure us against losses which we may incur in indemnifying our officers and directors.  In addition, we have entered into indemnification agreements with our executive officers and directors and such persons also have indemnification rights under applicable laws, and our articles of incorporation and bylaws.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange requires officers, directors and persons who own more than 10% of a registered class of our equity securities of a company that has a class of common stock registered under the Exchange Act to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish us with copies of all forms filed pursuant to Section 16(a).

Based solely on a review of the copies of such reports furnished to us and written representations from our officers, directors and principal stockholders that no other reports were required, to our knowledge, we believe that our all persons required to file reports pursuant to Section 16(a) of the Exchange Act complied with all of the Section 16(a) filing requirements applicable to them with respect to 2010, except that the annual statements to report changes in beneficial ownership were filed late.

Compensation of Directors

We do not currently pay any cash fees to our directors, but we pay directors’ expenses in attending board meetings. During the fiscal year ended December 31, 2010, no director expenses were incurred.

Significant Employees

There are no persons other than our officers and directors above who are expected by us to make a significant contribution to our business.

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

We may enter into indemnification agreements with each of our directors and officers that are, in some cases, broader than the specific indemnification provisions permitted by Nevada law, and that may provide additional procedural protection.  As of March 29, 2010, we have not entered into any indemnification agreements with our directors or officers, but may choose to do so in the future.  Such indemnification agreements may require us, among other things, to:

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

Item 11.  Executive Compensation.

The table below summarizes all compensation awarded to, earned by, or paid to our executive officer by any person for all services rendered in all capacities to us for the years ended December 31, 2010 and 2009.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation		Total
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)		(j)

Doug Brackin	2010	$-	$-	$-	$-	$-	$-	$10,153	(1)	$10,153
Current Chief Executive	2009	$-	$-	$-	$-	$-	$-	$267,830	(1)	$267,830
Officer and Director

Keith Moore	2010	$-	$-	$-	$-	$-	$-	$-		$-
Current Treasurer	2009	$-	$-	$-	$-	$-	$-	$-		$-
and Director

Gordon Knott	2010	$190,431	$-	$-	$-	$-	$-	$-		$190,431
Former Chief Executive	2009	$202,806	$-	$-	$-	$-	$-	$30,971		$233,777
Officer, President, and Director

Garabed Khatchoyan	2010	$220,471	$-	$-	$-	$-	$-	$-		$220,471
Former Secretary and	2009	$202,806	$-	$-	$-	$-	$-	$40,238		$243,044
Director

Douglas Wells,	2010	$-	$-	$-	$-	$-	$-	$45,000	(2)	$45,000
Former Chief Financial Officer	2009	$-	$-	$-	$-	$-	$-	$65,000	(2)	$65,000

1)	During 2010 and 2009, owner withdrawal payments to our current Chief Executive Officer, Doug Brackin, totaled $10,153 and $267,830, respectively.

2)	Payments to CFO Services, Inc., which is wholly owned by Douglas E. Wells, our former Chief Financial Officer.

Outstanding Equity Awards at Fiscal Year-End

As of March 31, 2011, there were no outstanding equity awards held by any named executive officer.

Employment Agreements

As of March 31, 2011, we were not a party to any employment agreement with any named executive officer.

Compensation Committee Interlocks and Insider Participation

Due to the limited number of directors constituting our Board of Directors, the full Board of Directors considers and participates in the compensation of our executive officers.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding beneficial ownership of our common stock as of March 31, 2011:

•	by each person who is known by us to beneficially own more than 5% of our common stock;

•	by each of our executive officers and directors; and

•	by all of our executive officers and directors as a group.

Title of Class	Name and address of beneficial owner	Amount of Beneficial Ownership	Percent of class (1)
Common Stock	Douglas Brackin 755 E. Chapparal Rd, #18 Scottsdale, AZ 85250	20,000,000(2)	88.6%
Common Stock	Joy Brackin 755 E. Chapparal Rd, #18 Scottsdale, AZ 85250	20,000,000(2)	88.6%
Common Stock	All Officers and Directors as a group	20,000,000 shares	88.6%

(1)	The percent of class is based on 22,564,000 shares of common stock issued and outstanding as of March 31, 2011.

(2)	Includes 10,000,000 shares owned in the name of Douglas Brackin and 10,000,000 owned in the name of Mr. Brackin’s wife, Joy Brackin.

Item 13. Certain Relationships and Related Transactions.

On December 31, 2010, we entered into a definitive agreement to acquire all of the membership interests in Brackin O’Connor, LLC, an entity owned by Douglas Brackin, our President and Director, and Joy Brackin, his wife.    We issued 20,000,000 shares of our common stock to Douglas Brackin and Joy Brackin in exchange for the membership interests in Brackin O’Connor.

On December 31, 2010, we entered into a definitive agreement to dispose of all of the capital stock of our subsidiaries, VFC and VFC Franchise Corp. to Gordon Knott, formerly our President and member of our Board of Directors, and Garabed Khatchoyan, formerly a member of our Board of Directors.  In exchange for the capital stock of VFC and VFC Franchise Corp., Messrs Knott and Khatchoyan agreed to return to us 20,000,000 shares of our common stock and to assume up to $75,000 of our liabilities arising from periods prior to December 31, 2010.  In connection with the transaction, we agreed to reimburse certain expenses incurred by VFC through payment of $12,500 in cash and the issuance of a promissory note in the amount of $62,500.   The promissory note is due March 31, 2011 and is secured by a vehicle owned by Brackin O’Connor.

Item 14. Exhibits.

(a)  Financial Statements.

The following financial statements of Vinyl Products, Inc. are submitted as a separate section of this report (See F-pages), and are incorporated by reference in Item 8:

  (b) Exhibits

The following Exhibits are filed herewith pursuant to Item 601 of Regulation S-K or incorporated herein by reference to previous filings as noted:

Exhibit No.	Identification of Exhibit
3.1	Articles of Incorporation (1)
3.2	Certificate of Amendment to Articles of Incorporation (2)
3.3	By-Laws (1)
10.1	Equity Exchange Agreement dated December 31, 2010(3)
10.2	Stock Purchase Agreement dated December 31, 2010(3)
10.3	Assumption Agreement dated December 31, 2010(3)
10.4	Promissory Note dated December 31, 2010(3)
14.1	Code of Ethics (2)
21.1*	Subsidiaries of Registrant
23.1*	Consent of M&K CPAs, PLLC
31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934
31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*  Filed herewith

(1)    Incorporated by reference to the registrant's filing on Form 10-QSB for the three months ended December 31, 2007 as filed with the Securities and Exchange Commission on February 15, 2008.

(2)   Incorporated by reference to the registrant's Current Report on Form 8-K as filed with the Securities and Exchange Commission on November 26, 2008.

(3)   Incorporated by reference to the registrant's Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 6, 2011.

Item 15.  Principal Accountant Fees and Services

On December 31, 2009, our Board of Directors approved the engagement of M&K CPAs, PLLC (“M&K”) to serve as our principal independent public accountant to audit our financial statements.  Audit fees billed by our principal independent public accountants for services rendered for the audit of our annual financial statements and review of our quarterly financial statements included in Form 10-Q for the last two fiscal years are presented below.  Audit-related fees, tax fees, and other fees for services billed by our principal independent public accountant during each of the last two fiscal years are also presented in the following table:

	Years Ended December 31,
M&K CPAs, PLLC	2010	2009
Audit Fees	$44,300	$23,300
Audit-related fees	$-	$-
Tax fees	$-	$-
All other fees	$-	$-

Our Board of Directors established a policy whereby the outside auditors are required to seek pre-approval on an annual basis of all audit, audit-related, tax and other services by providing a prior description of the services to be performed. For the year ended December 31, 2010, 100% of all audit-related services were pre-approved by the Board of Directors, which concluded that the provision of such services by M&K was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VINYL PRODUCTS, INC. (Registrant)

Dated: March 31, 2011	By:	/s/ Douglas Brackin
President and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Douglas Brackin	President and Director	March 31, 2011
Douglas Brackin	(Principal Executive Officer)

/s/ Keith Moore	Treasure, Secretary and Director	March 31, 2011
Keith Moore	(Principal Financial and Accounting Officer)

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED
PURSUANT TO SECTION 15(d) OF THE EXCHANGE ACT BY NON-REPORTING ISSUERS

1.	No annual report to security holders covering the company’s year ended December 31, 2010, has been sent as of the date of this report.

2.	No proxy soliciting material has been sent to the company’s security holders with respect to the 2010 annual meeting of security holders.

3.
If such report or proxy material is furnished to security holders subsequent to the filing of this Report on Form 10-K, the company will furnish copies of such material to the Commission at the time it is sent to security holders.

ANNUAL REPORT ON FORM 10-K
ITEM 7
FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2010 and 2009
VINYL PRODUCTS, INC.

INDEX TO FINANCIAL STATEMENTS

Page
Vinyl Products, Inc.
Financial Statements
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets at December 31, 2010 and 2009	F-3
Consolidated Statements of Operations for the Fiscal Years Ended December 31, 2010 and 2009 and period from re-entry of development stage	F-4
Consolidated Statements of Stockholders' Equity (Deficit) for the Fiscal Years Ended December 31, 2010	F-5
Consolidated Statements of Cash Flows for the Fiscal Years Ended December 31, 2010 and 2009 and period from re-entry of development stage	F-6
Notes to Consolidated Financial Statements	F-7

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Management
Vinyl Products, Inc.
(A Development Stage Company)

        We have audited the accompanying consolidated balance sheets of Vinyl Products, Inc. (the "Company") as of December 31, 2010 and 2009 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended and for the period the Company re-entered the development state from September 1, 2009, through December 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vinyl Products, Inc. as of December 31, 2010 and 2009 and the results of its operations and cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

 The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statement, the Company suffered a net loss from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC

M&K CPAS, PLLC

www.mkacpas.com
Houston, Texas
March 30, 2011

VINYL PRODUCTS, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,366	$18,490
TOTAL CURRENT ASSETS	1,366	18,490

Property, plant and equipment, net of accumulated depreciation	22,397	-
TOTAL ASSETS	$23,763	$18,490

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$7,500	$-
Accrued expenses and other current liabilities	3,500	-
Note payable - current	62,500	-
TOTAL CURRENT LIABILITIES	73,500	-

TOTAL LIABILITIES	73,500	-

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares
issued and outstanding at December 31, 2010 and 2009, respectively	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized;
20,064,000 and 20,000,000 shares issued and outstanding at
December 31, 2010 and 2009, respectively	2,006	2,000
Additional paid-in capital	(33,921)	18,461
Retained earnings	(1,971)	(1,971)
Deficit accumulated during the development stage	(15,851)	-
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(49,737)	18,490
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$23,763	$18,490

See notes to financial statements

VINYL PRODUCTS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

			For the Period From
			September 1, 2009
			(date re-entered
	Years Ended December 31,		development stage) to
	2010	2009	December 31, 2010
Revenue	$-	$-	$-

Cost of revenue	-	-	-

Gross profit	-	-	-

Operating expenses
Selling, general and administrative expenses	15,471	-	15,471
Research and development expenses	-	-	-
Depreciation and amortization	380	-	380

Total operating expenses	15,851	-	15,851

Loss from continuing operations	(15,851)	-	(15,851)

Discontinued operations
Net gain (loss) from discontinued operations	-	54,115	-

Net income (loss)	$(15,851)	$54,115	$(15,851)

Basic and dilutive net loss from continuing operations per share	$(0.001)	$-
Basic and dilutive net gain from discontinued operations per share	$-	$0.003

Weighted average number of common shares outstanding:
Basic	20,000,000	20,000,000
Diluted	20,000,000	20,000,000

See notes to financial statements

VINYL PRODUCTS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

					Deficit
					Accumulated	Total
			Additional		during the	Stockholders'
	Common Stock		Paid-In	Retained	Development	Equity
	Shares	Amount	Capital	Earnings	Stage	(Deficit)
Balance, December 31, 2008	20,000,000	$2,000	$286,291	$(56,086)	$	$232,205

Withdrawals by owners	-	-	(267,830)	-	-	(267,830)
Net income for the year ended December 31, 2009	-	-	-	54,115	-	54,115
Balance, December 31, 2009	20,000,000	$2,000	$18,461	$(1,971)	-	$18,490

Contributions from owners	-	-	32,777	-	-	32,777
Withdrawals by owners	-	-	(10,153)	-	-	(10,153)
Effect from reverse merger	64,000	6	(75,006)	-	-	(75,000)
Net loss for the year ended December 31, 2010	-	-	-	-	(15,851)	(15,851)
Balance, December 31, 2010	20,064,000	$2,006	$(33,921)	$(1,971)	(15,851)	$(49,737)

See notes to financial statements

VINYL PRODUCTS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			For the Period From
			September 1, 2009
			(date re-entered
	Years Ended December 31,		development stage) to
	2010	2009	December 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from continuing operations	$(15,851)	$-	$(15,851)
Net gain from discontinued operations	-	54,115	-
Adjustments to reconcile net income (loss) from operating activities to net			-
cash provided by (used in) operating activities			-
Depreciation and amortization	380	9,432	380
Gain on sale of business	-	(43,602)	-
Changes in:			-
Accounts receivable, related party	-	-	-
Prepaid expenses and other current assets	-	3,387	-
Accounts payable	7,500	(5,020)	7,500
Notes payable - current		-	-
Accrued expenses and other current liabilities	3,500	-	3,500
Net cash provided by (used in) operating activities	(4,471)	18,312	(4,471)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid pursuant to VFC disposition	(12,500)	-	(12,500)
Proceeds from sale of business	-	240,000	-
Net cash provided by (used in) investing activities	(12,500)	240,000	(12,500)

CASH FLOWS FROM FINANCING ACTIVITIES
Contributions from owners	10,000	-	10,000
Withdrawals by owners	(10,153)	(267,830)	(10,153)
Net cash used in financing activities	(153)	(267,830)	(153)

NET DECREASE IN CASH	(17,124)	(9,518)	(17,124)

CASH AND CASH EQUIVALENTS, beginning of the period	18,490	28,008	18,490

CASH AND CASH EQUIVALENTS, end of period	$1,366	$18,490	$1,366

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	-	-	-
Non-Cash Transactions:
Vehicle capital contribution	22,777	-	22,777
Issuance of note payable pursuant to VFC disposition	62,500	-	62,500

See notes to financial statements

VINYL PRODUCTS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—BACKGROUND AND ORGANIZATION

Organization
Vinyl Products, Inc. (“the Company”) was originally incorporated in the State of Delaware on May 24, 2007, under the name Red Oak Concepts, Inc. to serve as a vehicle for a business combination through a merger, capital stock exchange, asset acquisition or other similar business combination.   On December 4, 2007, the Company changed its jurisdiction of domicile by merging with a Nevada corporation titled Red Oak Concepts, Inc.  On November 21, 2008, the Company changed its name to Vinyl Products, Inc. in connection with a reverse acquisition transaction with The Vinyl Fence Company, Inc. (“VFC”), a California corporation.

On November 20, 2008, the Company entered into a Share Exchange Agreement (the “Exchange Agreement”) with VFC.  Pursuant to the terms of the Exchange Agreement, the Company acquired all of the outstanding capital stock of VFC from the VFC shareholders in exchange for 22,100,000 shares of the Company’s common stock.  Pursuant to the Exchange Agreement, on November 21, 2008, the Company filed a Certificate of Amendment to its Articles of Incorporation with the Secretary of State for the State of Nevada to change its corporate name to “Vinyl Products, Inc.” to better reflect its business.

Brackin O’Connor Transaction
On December 31, 2010, the Company entered into a definitive agreement to acquire all of the membership interests in Brackin O’Connor, LLC (“Brackin O’Connor”).  Brackin O’Connor operates a passenger transportation business.  Its initial operations are focused on servicing the tourism industry in Scottsdale, Arizona.  The Company agreed to issue 20,000,000 shares of its common stock to the members of Brackin O’Connor in exchange for the membership interests in Brackin O’Connor (the “Equity Exchange”).
VFC Disposition
Following completion of the Equity Exchange, the Company entered into a definitive agreement to dispose of all of the capital stock of its subsidiaries, VFC and VFC Franchise Corp. to Gordon Knott, formerly the Company’s President and member of its Board of Directors, and Garabed Khatchoyan, formerly a member of its Board of Directors (the “VFC Disposition”).  VFC conducts all of the Company’s vinyl product marketing and installation business.

In exchange for the capital stock of VFC and VFC Franchise Corp., Messrs Knott and Khatchoyan agreed to return to the Company 20,000,000 shares of the Company’s common stock and to assume up to $75,000 of liabilities arising from periods prior to December 31, 2010.  In connection with the VFC Disposition, the Company agreed to reimburse certain expenses incurred by VFC through payment of $12,500 in cash and the issuance of a promissory note in the amount of $62,500.   The promissory note is due March 31, 2011 and is secured by a vehicle owned by Brackin O’Connor.  See Note 7 for further discussion.

Brackin O’Connor, LLC was formed as an Arizona limited liability company in February, 2005 for the purpose of acquiring and operating a drinking lounge establishment in Scottsdale, Arizona.

On September 1, 2009, Brackin O’Connor entered into an agreement for sale of the drinking lounge.  In 2010, Brackin O’Connor changed focus and entered the passenger transportation business commonly referred to as a chauffeured vehicle service.  In accordance with ASC 915, Brackin O’Connor is considered to have re-entered into the development stage as Brackin O’Connor discontinued operations due to the sale of the drinking lounge and did not have revenues from the date of sale to December 31, 2010.

See Note 6 for further discussion.

Business Overview of Brackin O’Connor

Since its establishment until September 2009, Brackin O’Connor has been principally engaged in the drinking lounge business.  In 2010, Brackin O’Connor changed focus and entered the passenger transportation business commonly referred to as a chauffeured vehicle service.  Its initial operations are focused on servicing the tourism industry in Scottsdale, Arizona under the brand name of “Ride The Dougie”.  Brackin O’Connor provides chauffeured vehicle service for concert and weddings, airport shuttles, business and association meetings, conventions, road shows, promotional tours, special events, incentive travel and leisure travel and mobile concierge services.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The Company maintains its accounting records on an accrual basis in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP").  The consolidated financial statements include the accounts of its wholly owned subsidiary, Brackin O’Connor. All significant intercompany balances and transactions have been eliminated.

Because the acquisition of Brackin O’Connor was treated as a reverse acquisition, the financial statements of the Company have been retroactively adjusted to reflect the acquisition from the beginning of the reported periods. The Equity Exchange transaction has been accounted as a reverse merger and recapitalization of the Company whereby Brackin O’Connor is deemed to be the accounting acquirer (legal acquiree) and the Company to be the accounting acquiree (legal acquirer).  The basis of the assets, liabilities and retained earnings of Brackin O’Connor has been carried over in the recapitalization, and earnings per share have been retroactively restated to reflect the reverse merger.

Going Concern

The Company's financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America, and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business.  The Company incurred a net loss from continuing operations of $15,851 during the year December 31, 2010 and an accumulated deficit of $17,822 since inception.   The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.  If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, develop a reliable source of revenues, and achieve a profitable level of operations the Company will need, among other things, additional capital resources.  Management’s plans to continue as a going concern include raising additional capital through sales of common stock and or a debt financing.  However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations.  The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

 Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Estimates are adjusted to reflect actual experience when necessary. Significant estimates and assumptions affect many items in the financial statements. These include allowance for doubtful trade receivables, asset impairments, and contingencies and litigation. Significant estimates and assumptions are also used to establish the fair value and useful lives of depreciable tangible and certain intangible assets. Actual results may differ from those estimates and assumptions, and such results may affect income, financial position or cash flows.

Cash and Cash Equivalents

Cash and equivalents include investments with initial maturities of three months or less.  The Company maintains its cash balances at credit-worthy financial institutions that are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000.  Deposits with these banks may exceed the amount of insurance provided on such deposits; however, these deposits typically may be redeemed upon demand and, therefore, bear minimal risk. The Company did not have any cash equivalents at December 31, 2010 or 2009.

Property, Plant and Equipment

Equipment is recorded at cost and depreciated using straight line methods over the estimated useful lives of the related assets.  The Company reviews the carrying value of long-term assets to be held and used when events and circumstances warrant such a review.  If the carrying value of a long-lived asset is considered impaired, a loss is recognized based on the amount by which the carrying value exceeds the fair market value.  Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved.  The cost of normal maintenance and repairs is charged to operations as incurred.  Major overhaul that extends the useful life of existing assets is capitalized.  When equipment is retired or disposed, the costs and related accumulated depreciation are eliminated and the resulting profit or loss is recognized in income.

Impairment of Long-Lived Assets

The Company has adopted Accounting Standards Codification subtopic 360-10, Property, Plant and Equipment ("ASC 360-10"). ASC 360-10 requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company evaluates its long-lived assets for impairment annually or more often if events and circumstances warrant. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. ASC 360-10 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell. The Company performed an annual review for impairment and none existed as of December 31, 2010.

Revenue Recognition

Revenue represents beverage products sold and is net of discounts. Revenue from drinking lounge sales is recognized when beverage products are sold.  Sales taxes collected from customers and remitted to governmental authorities are presented on a net basis within sales.

As the Company sold its drinking lounge business in 2009, the Company has retro-actively presented its drinking lounge business as discontinued operations.  Accordingly, revenue and expenses associated with the drinking lounge are netted on one line item within the statement of operations.  See Note 6 for further discussion.

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

Fair Value of Financial Instruments

In the first quarter of fiscal year 2009, the Company adopted Accounting Standards Codification subtopic 820-10, Fair Value Measurements and Disclosures ("ASC 820-10"). ASC 820-10 defines fair value, establishes a framework for measuring fair value and enhances fair value measurement disclosure. ASC 820-10 delays, until the first quarter of fiscal year 2009, the effective date for ASC 820-10 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of ASC 820-10 did not have a material impact on the Company's financial position or operations, but does require that the Company disclose assets and liabilities that are recognized and measured at fair value on a non-recurring basis, presented in a three-tier fair value hierarchy, as follows:

•	Level 1. Observable inputs such as quoted prices in active markets;

•	Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

•	Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

No assets were valued at fair value on a recurring or non-recurring basis as of December 31, 2010 or December 31, 2009, respectively.

Effective October 1, 2008, the Company adopted Accounting Standards Codification subtopic 820-10, Fair Value Measurements and Disclosures ("ASC 820-10") and Accounting Standards Codification subtopic 825-10, Financial Instruments ("ASC 825-10"), which permits entities to choose to measure many financial instruments and certain other items at fair value. Neither of these statements had an impact on the Company's financial position, results of operations or cash flows. The carrying value of cash and cash equivalents, accounts payable and short-term borrowings, as reflected in the balance sheets, approximate fair value because of the short-term maturity of these instruments.

Recent Accounting Pronouncements

In April 2008, the FASB issued Accounting Standards Codification ("ASC") 350-10, "Determination of the Useful Life of Intangible Assets." ASC 350-10 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under ASC 350-10, "Goodwill and Other Intangible Assets." ASC No. 350-10 is effective for fiscal years beginning after December 15, 2008. The adoption of this ASC did not have a material impact on the Company's financial statements.

In April 2009, the FASB issued ASC 805-10, "Accounting for Assets Acquired and Liabilities assumed in a Business Combination That Arise from Contingencies – an amendment of FASB Statement No. 141 (Revised December 2007), Business Combinations." ASC 805-10 addresses application issues raised by preparers, auditors and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting and disclosure of assets and liabilities arising from contingencies in a business combination. ASC 805-10 is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. ASC 805-10 will have an impact on the Company's accounting for any future acquisitions and its financial statements.

In May 2009, the FASB issued SFAS No. 165, "Subsequent Events," which is included in ASC Topic 855, Subsequent Events. ASC Topic 855 established principles and requirements for evaluating and reporting subsequent events and distinguishes which subsequent events should be recognized in the financial statements versus which subsequent events should be disclosed in the financial statements. ASC Topic 855 was effective for interim periods ending after June 15, 2009 and applies prospectively. Because ASC Topic 855 impacts the disclosure requirements, and not the accounting treatment for subsequent events, the adoption of ASC Topic 855 did not impact the Company's results of operations or financial condition.

Effective July 1, 2009, the Company adopted the FASB ASC 105-10, Generally Accepted Accounting Principles – Overall ("ASC 105-10"). ASC 105-10 establishes the FASB Accounting Standards Codification (the "Codification") as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. The FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates ("ASUs"). The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the change(s) in the Codification. References made to FASB guidance throughout these consolidated financials have been updated for the Codification.

In August 2009, the FASB issued ASU No. 2009-05, Measuring Liabilities at Fair Value, which provides additional guidance on how companies should measure liabilities at fair value under ASC 820. The ASU clarifies that the quoted price for an identical liability should be used. However, if such information is not available, an entity may use the quoted price of an identical liability when traded as an asset, quoted prices for similar liabilities or similar liabilities traded as assets, or another valuation technique (such as the market or income approach). The ASU also indicates that the fair value of a liability is not adjusted to reflect the impact of contractual restrictions that prevent its transfer and indicates circumstances in which quoted prices for an identical liability or quoted price for an identical liability traded as an asset may be considered level 1 fair value measurements. This ASU is effective October 1, 2009. The adoption of this ASU did not impact the Company's results of operations or financial condition.

 In January 2010, the FASB issued ASU No. 2010-06 regarding fair value measurements and disclosures and improvement in the disclosure about fair value measurements. This ASU requires additional disclosures regarding significant transfers in and out of Levels 1 and 2 of fair value measurements, including a description of the reasons for the transfers. Further, this ASU requires additional disclosures for the activity in Level 3 fair value measurements, requiring presentation of information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements. This ASU is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company is currently evaluating the impact of this ASU; however, it does not expect the adoption of this ASU to have a material impact its results of operations and financial condition.

NOTE 3—PROPERTY, PLANT AND EQUIPMENT

        Components of property, plant and equipment were as follows:

	December 31,
	2010	2009

Vehicles	$22,777	$-
Total property, plant and equipment	22,777	-

Less: accumulated depreciation	(380)	-

Property, plant and equipment, net	$22,397	$-

Depreciation expense totaled $380 and $9,432 for the years ended December 31, 2010 and 2009, respectively. The Company’s parent Company has issued a promissory note and this promissory note is secured by a vehicle owned by Brackin O’Connor.

NOTE 4—SHAREHOLDERS' EQUITY

The Company is authorized to issue 100,000,000 shares of $.0001 par value common stock, and had 20,064,000 and 20,000,000 shares outstanding at December 31, 2010 and December 31, 2009, respectively.

The Company is authorized to issue 10,000,000 shares of $.0001 par value preferred stock.  The Company has never issued any shares of preferred stock.

Contributed capital during the period from inception to December 31, 2008 was $290,000. During the fiscal year ended December 31, 2009, there were $267,830 of owners' withdrawals. During the fiscal year ended December 31, 2010, there were $32,777 of contributions from owners and $10,153 of owners' withdrawals.

On December 14, 2010, the Company cancelled 2,800,200 shares of its outstanding stock due to a settlement and release agreement.

On December 31, 2010, the Company agreed to issue 20,000,000 shares of its common stock to the members of Brackin O’Connor in exchange for the membership interests in Brackin O’Connor (Equity Exchange).

On December 31, 2010, the Company entered into a definitive agreement to dispose of all of the capital stock of its subsidiaries, VFC and VFC Franchise Corp. to Gordon Knott, formerly the Company’s President and member of its Board of Directors, and Garabed Khatchoyan, formerly a member of its Board of Directors.  In exchange for the capital stock of VFC and VFC Franchise Corp., Messrs Knott and Khatchoyan agreed to return to the Company 20,000,000 shares of the Company’s common stock

NOTE 5—COMMITMENTS AND CONTINGENCIES

Contingencies

The Company is not currently a party to any pending or threatened legal proceedings. Based on information currently available, management is not aware of any matters that would have a material adverse effect on the Company's financial condition, results of operations or cash flows.

NOTE 6 – DISCONTINUED OPERATIONS

On September 1, 2009, the Company entered into an agreement for sale of the drinking lounge assets in exchange in exchange for $240,000 in cash.  The Company recorded a gain on disposal of assets totaling $43,602 for the fiscal year ended December 31, 2009.  Pursuant to FASB standards, the Company has retro-actively presented its drinking lounge business as discontinued operations.

The Company’s gain from discontinued operations for the year ended December 31, 2009 totaled $54,115.

NOTE 7 – BRACKIN 0’CONNOR  TRANSACTION

In connection with the VFC Disposition, the Company agreed to reimburse certain expenses incurred by VFC through the issuance of a promissory note in the amount of $62,500.   The promissory note is due March 31, 2011, non-interest bearing and is secured by a vehicle owned by Brackin O’Connor.

NOTE 8 – SUBSEQUENT EVENTS

On March 1, 2011, the Company entered into three separate consulting agreements.  The Company agreed to issue a total of 2,500,000 shares of restricted common stock as payment for services provided under the respective consulting agreements.