Form 10-Q
period 2011-03-31
VINYL PRODUCTS, INC.
filed 2011-05-13
CIK 1409014

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.

FORM 10-Q
 (Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011

☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ____________

Commission file number:  000-52769

VINYL PRODUCTS, INC.
(Exact Name of Registrant as Specified in its Charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	26-0295367 (I.R.S. Employer Identification No.)

30950 Rancho Viejo Rd #120, San Juan Capistrano, CA (Address of Principal Executive Offices)	92675 (Zip Code)
(949) 373-7281 (Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    ☒             No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter time period that the registrant was required to submit and post such files).
Yes   ☐            No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes   ☐         No   ☒

As of May 13, 2011, 22,564,000 shares of the registrant’s common stock were outstanding.

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.
VINYL PRODUCTS, INC.

Part I

FINANCIAL INFORMATION

Item 1.                  Financial Statements.

VINYL PRODUCTS, INC.
(A NEVADA CORPORATION)
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2011	2010
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$12,020	$1,366
Prepaid expenses	5,795	-
TOTAL CURRENT ASSETS	17,815	1,366

Property, plant and equipment, net of accumulated depreciation	21,699	22,397
TOTAL ASSETS	$39,514	$23,763

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$24,237	$7,500
Due to related parties	31,860	-
Accrued expenses and other current liabilities	3,500	3,500
Note payable - current	62,500	62,500
TOTAL CURRENT LIABILITIES	122,097	73,500

TOTAL LIABILITIES	122,097	73,500

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized; 22,564,000 and 20,064,000 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	2,256	2,006
Additional paid-in capital	(3,702)	(33,921)
Accumulated deficit	(81,137)	(17,822)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(82,583)	(49,737)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$39,514	$23,763

See notes to consolidated financial statements

 VINYL PRODUCTS, INC.
(A NEVADA CORPORATION)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010
Revenue	$7,105	$-

Cost of revenue	4,634	-

Gross profit	2,471	-

Operating expenses
Marketing expenses	7,513	-
General and administrative expenses	58,273	3,833

Total operating expenses	65,786	3,833

Loss from operations	(63,315)	(3,833)

Net loss	$(63,315)	$(3,833)

Basic and dilutive net loss	$(0.00)	$(0.00)

Weighted average number of common shares outstanding:
Basic	20,906,697	20,000,000
Diluted	20,906,697	20,000,000

See notes to consolidated financial statements

VINYL PRODUCTS, INC.
(A NEVADA CORPORATION)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance, December 31, 2009	20,000,000	$2,000	$18,461	$(1,971)	$18,490

Contributions from owners	-	-	32,777	-	32,777
Withdrawals by owners	-	-	(10,153)	-	(10,153)
Effect from reverse merger	64,000	6	(75,006)	-	(75,000)
Net loss for the year ended December 31, 2010	-	-	-	(15,851)	(15,851)
Balance, December 31, 2010	20,064,000	$2,006	$(33,921)	$(17,822)	$(49,737)

Issuance of common stock for services	2,500,000	250	30,219	-	30,469
Net loss for the three months ended March 31, 2011	-	-	-	(63,315)	(63,315)
Balance, March 31, 2011	22,564,000	$2,256	$(3,702)	$(81,137)	$(82,583)

See notes to consolidated financial statements

VINYL PRODUCTS, INC.
(A NEVADA CORPORATION)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(63,315)	$(3,833)
Adjustments to reconcile net income (loss) from operating activities to net cash provided by (used in) operating activities
Depreciation and amortization	1,164	-
Stock based compensation	30,469	-
Changes in:
Prepaid expenses and other current assets	(5,795)	-
Accounts payable	16,737	-
Due to related parties	31,860	-
Net cash provided by (used in) operating activities	11,120	(3,833)

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(466)	-
Net cash provided by (used in) investing activities	(466)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Withdrawals by owners	-	(1,864)
Net cash used in financing activities	-	(1,864)

NET INCREASE (DECREASE) IN CASH	10,654	(5,697)

CASH AND CASH EQUIVALENTS, beginning of the period	1,366	18,490

CASH AND CASH EQUIVALENTS, end of period	$12,020	$12,793

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$-	$-
Income taxes	-	-

See notes to consolidated financial statements

VINYL PRODUCTS, INC.
(A NEVADA CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

On September 1, 2009, Brackin O’Connor entered into an agreement for sale of the drinking lounge.  In 2010, Brackin O’Connor changed focus and entered the passenger transportation business commonly referred to as a chauffeured vehicle service.  The Company is no longer deemed to be in the development stage as the Company generates revenue.

See Note 6 for further discussion.

Business Overview of Brackin O’Connor

Since its establishment until September 2009, Brackin O’Connor was principally engaged in the drinking lounge business.  In 2010, Brackin O’Connor changed focus and entered the passenger transportation business commonly referred to as a chauffeured vehicle service.  Its current operations are focused on servicing the tourism industry in Scottsdale, Arizona under the brand name of “Ride The Dougie”.  Brackin O’Connor provides chauffeured vehicle service for concert and weddings, airport shuttles, business and association meetings, conventions, road shows, promotional tours, special events, incentive travel and leisure travel and mobile concierge services.

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

Unaudited Interim Financial Information

The accompanying consolidated balance sheet as of March 31, 2011, consolidated statements of operations for the three months ended March 31, 2011 and 2010, consolidated statement of owners' equity for the three months ended March 31, 2011 and consolidated statements of cash flows for the three months ended March 31, 2011 and 2010 are unaudited. These unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). In the opinion of the Company's management, the unaudited interim consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments necessary for the fair presentation of the Company's statement of financial position at March 31, 2011 and its results of operations and its cash flows for the three months ended March 31, 2011 and 2010. The results for the three months ended March 31, 2011 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2011.

Going Concern

The Company's financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America, and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business.  The Company incurred a net loss from operations of $63,315 during the three months ended March 31, 2011 and an accumulated deficit of $81,137 since inception.   The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.  If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

Cash and Cash Equivalents

Cash and equivalents include investments with initial maturities of three months or less.  The Company maintains its cash balances at credit-worthy financial institutions that are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000.  Deposits with these banks may exceed the amount of insurance provided on such deposits; however, these deposits typically may be redeemed upon demand and, therefore, bear minimal risk. The Company did not have any cash equivalents at March 31, 2011 or December 31, 2010.

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

Revenue Recognition

The Company recognizes revenue in accordance with accounting principles generally accepted in the United States of America. The Company’s current revenue stream consists of chauffeured vehicle services. Such revenue is recognized when the services are performed.

Revenues are recognized when persuasive evidence of an arrangement exists, the fees to be paid by the customer are fixed or determinable, collection of the fees is probable, delivery of the service and or product has occurred, and no other significant obligations on the part of the Company remain.

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

Issuance of Shares for Non-Cash Consideration

The Company accounts for the issuance of equity instruments to acquire goods and/or services based on the fair value of the goods and services or the fair value of the equity instrument at the time of issuance, whichever is more reliably determinable. The Company's accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of standards issued by the FASB.  The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor's performance is complete.  In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement.

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
No assets were valued at fair value on a recurring or non-recurring basis as of March 31, 2011 or December 31, 2010, respectively.

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

Recent Accounting Pronouncements

In December 2010, the FASB issued FASB ASU No. 2010-28, “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts,” which is now codified under FASB ASC Topic 350, “Intangibles — Goodwill and Other.” This ASU provides amendments to Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not a goodwill impairment exists. When determining whether it is more likely than not an impairment exists, an entity should consider whether there are any adverse qualitative factors, such as a significant deterioration in market conditions, indicating an impairment may exist. FASB ASU No. 2010-28 is effective for fiscal years (and interim periods within those years) beginning after December 15, 2010. Early adoption is not permitted. Upon adoption of the amendments, an entity with reporting units having carrying amounts which are zero or negative is required to assess whether is it more likely than not the reporting units’ goodwill is impaired. If the entity determines impairment exists, the entity must perform Step 2 of the goodwill impairment test for that reporting unit or units. Step 2 involves allocating the fair value of the reporting unit to each asset and liability, with the excess being implied goodwill. An impairment loss results if the amount of recorded goodwill exceeds the implied goodwill. Any resulting goodwill impairment should be recorded as a cumulative-effect adjustment to beginning retained earnings in the period of adoption. This adoption of this ASU did not impact the Company's consolidated results of operations or financial condition.

In December 2010, the FASB issued FASB ASU No. 2010-29, “Disclosure of Supplementary Pro Forma Information for Business Combinations,” which is now codified under FASB ASC Topic 805, “Business Combinations.” A public entity is required to disclose pro forma data for business combinations occurring during the current reporting period. This ASU provides amendments to clarify the acquisition date to be used when reporting the pro forma financial information when comparative financial statements are presented and improves the usefulness of the pro forma revenue and earnings disclosures. If a public company presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) which occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The supplemental pro forma disclosures required are also expanded to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. FASB ASU No. 2010-29 is effective on a prospective basis for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010, with early adoption permitted. The adoption of this ASU did not impact the Company's consolidated results of operations or financial condition.

In January 2010, the FASB issued ASU No. 2010-06 regarding fair value measurements and disclosures and improvement in the disclosure about fair value measurements. This ASU requires additional disclosures regarding significant transfers in and out of Levels 1 and 2 of fair value measurements, including a description of the reasons for the transfers. Further, this ASU requires additional disclosures for the activity in Level 3 fair value measurements, requiring presentation of information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements. This ASU is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of this ASU did not impact the Company's consolidated results of operations or financial condition.

NOTE 3—PROPERTY, PLANT AND EQUIPMENT

Components of property, plant and equipment were as follows:

	March 31,	December 31,
	2011	2010

Vehicles	$23,243	$22,777
Total property, plant and equipment	23,243	22,777

Less: accumulated depreciation	(1,544)	(380)

Property, plant and equipment, net	$21,699	$22,397

Depreciation expense totaled $1,164 and $0 for the three months ended March 31, 2011 and 2010, respectively.  Depreciation expense is included in cost of revenues on the consolidated statement of operations.  The Company’s parent Company has issued a promissory note and this promissory note is secured by a vehicle owned by Brackin O’Connor.

NOTE 4—SHAREHOLDERS' EQUITY

The Company is authorized to issue 100,000,000 shares of $.0001 par value common stock, and had 22,564,000 and 20,064,000 shares outstanding at March 31, 2011 and December 31, 2010, respectively.

The Company is authorized to issue 10,000,000 shares of $.0001 par value preferred stock.  The Company has never issued any shares of preferred stock.

On March 1, 2011, the Company entered into three separate consulting agreements.  The Company agreed to issue a total of 2,500,000 shares of restricted common stock as payment for services provided under the respective consulting agreements.  The shares were valued based on the estimated fair value of the services provided as this was deemed to be the best indicator of fair value.  The Company recorded stock based compensation charges of $30,469 during the three months ended March 31, 2011.

NOTE 5—COMMITMENTS AND CONTINGENCIES

Contingencies

The Company is not currently a party to any pending or threatened legal proceedings. Based on information currently available, management is not aware of any matters that would have a material adverse effect on the Company's financial condition, results of operations or cash flows.

NOTE 6 – BRACKIN 0’CONNOR  TRANSACTION

In connection with the VFC Disposition, the Company agreed to reimburse certain expenses incurred by VFC through the issuance of a promissory note in the amount of $62,500.   The promissory note is due March 31, 2011, non-interest bearing and is secured by a vehicle owned by Brackin O’Connor.  The promissory note was not paid by the maturity date of March 31, 2011, and accordingly, the note started to accrue interest at 12% per annum effective April 1, 2011.  See Note 8 for further discussion.

NOTE 7 – RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2011, Cardiff Partners, LLC (“Cardiff”) advanced the Company $13,042.  Keith Moore, the Company’s Treasurer, Secretary, and Director, is a managing member and 50% owner of Cardiff.  The advance bears interest at a rate of 1% per month.

During the three months ended March 31, 2011, Doug Brackin, the Company’s Chief Executive Officer, advanced the Company $18,818.  The advance bears interest at a rate of 1% per month.

NOTE 8 – SUBSEQUENT EVENTS

On April 8, 2011, the Company entered into a Promissory note with Doug Brackin for a total of $62,500.  The note carries an interest rate of 1% per month and is due July 31, 2011.

On April 8, 2011, the Company paid in full the promissory note due to VFC.

Item 2.               Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In this Quarterly Report on Form 10-Q, unless the context requires otherwise, “we,” “us” and “our” refer to Vinyl Products, Inc, a Nevada corporation.  The following Management’s Discussion and Analysis of Financial Condition and Results of Operation provide information that we believe is relevant to an assessment and understanding of our financial condition and results of operations.  The following discussion should be read in conjunction with our financial statements and notes thereto included with this Quarterly Report on Form 10-Q, and all our other filings, including Current Reports on Form 8-K, filed with the Securities and Exchange Commission (“SEC”) through the date of this report.

Forward Looking Statements

This Quarterly Report on Form 10-Q includes both historical and forward-looking statements, which include information relating to future events, future financial performance, strategies, expectations, competitive environment and regulations.  Words such as “may,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements.  Such statements are intended to operate as “forward-looking statements” of the kind permitted by the Private Securities Litigation Reform Act of 1995, incorporated in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  That legislation protects such predictive statements by creating a “safe harbor” from liability in the event that a particular prediction does not turn out as anticipated. Forward-looking statements should not be read as a guarantee of future performance or results and will probably not be accurate indications of when such performance or results will be achieved.  Forward-looking statements are based on information we have when those statements are made or our management’s good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements.  You should review carefully the section entitled “Risk Factors” beginning on page 4 of our Annual Report on Form 10-K for a discussion of certain of the risks that could cause our actual results to differ from those expressed or suggested by the forward-looking statements.

The inclusion of the forward-looking statements should not be regarded as a representation by us, or any other person, that such forward-looking statements will be achieved.  You should be aware that any forward-looking statement made by us in this Quarterly Report on Form 10-Q, or elsewhere, speaks only as of the date on which we make it. We undertake no duty to update any of the forward-looking statements, whether as a result of new information, future events or otherwise.  In light of the foregoing, readers are cautioned not to place undue reliance on the forward-looking statements contained in this Quarterly Report on Form 10-Q.

Overview

The Company operates a passenger transportation business commonly referred to as a chauffeured vehicle service.  Its initial operations are focused on servicing the tourism industry in Scottsdale, Arizona under the brand name of “Ride The Dougie”.  The Company provides chauffeured vehicle service for concert and weddings, airport shuttles, business and association meetings, conventions, road shows, promotional tours, special events, incentive travel and leisure travel and mobile concierge services.

The chauffeured vehicle service industry serves businesses in virtually all sectors of the economy. The Company believes that business customers are becoming increasingly sophisticated in their use of ground vehicle services and are demanding a broader array of airport or other destination site "meet- and-greet" services and other efficiency-enhancing services. Although there are other forms of transportation that compete with chauffeured vehicles, such as buses, taxis, and rental cars, the Company believes that none of those forms of transportation provides the quality, dependability and value-added services of chauffeur-driven vehicles. The Company also believes that businesses place a premium on service providers that are able to coordinate the travel itinerary of each member of a large group.

The Company's objective is to increase its profitability and its market share in the chauffeured vehicle service industry by implementing the following growth strategies:

•
Expand Through Internal Growth. The Company intends to continue to generate internal growth by further enhancing its delivery of high quality service to its customers, by further investment in transportation vehicles and in its sales and marketing programs and by extending its services to new geographical areas.

•	Expand Through Acquisitions. The Company believes that there are significant opportunities to acquire additional chauffeured vehicle service companies in its region and other strategic regions.

We plan to implement these strategies and fund the implementation with the proceeds of issuances of our common stock and debt securities and from cash flow generated by operations.

The Company intends to continue to expand recognition of the "Ride the Dougie" name through its marketing and promotional efforts. The Company has developed a marketing program directed at both the travel arranger such as concierges at major resorts and the end user of chauffeured vehicle services. The program consists of directory listings, advertising, website and referral system.

The Company's marketing program seeks to build upon brand name recognition, customer loyalty, and service know-how.

Results of Operations

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

Revenue

Revenues totaled $7,105 for the three months ended March 31, 2011 versus $0 in the comparable period in the prior year.  The Company began offering commercial service in December 2010 and generated revenue from its first clients in late January 2011.   Since this time, the Company has been generating revenues on a monthly basis by providing chauffeured vehicle and concierge services.

Cost of Revenue

Cost of revenue consists of depreciation expense for the Company’s transportation vehicles as well as other direct costs of providing services.  Cost of revenue totaled $4,634 for the three months ended March 31, 2011 versus $0 in the comparable period of the prior year.  The Company was not providing chauffeured vehicle and concierge services in the comparable period of the prior year, accordingly, cost of revenue totaled $0 for that respective period.

Marketing Expenses

Marketing expenses totaled $7,513 for the three months ended March 31, 2011 compared to $0 in the comparable period of the prior year.  The increase can be attributed to the marketing and advertising plan recently implemented by the Company.

General and Administrative Expenses

General and administrative expenses totaled $58,273 for the three months ended March 31, 2011 compared to $3,833 for the three months ended March 31, 2010.  The current period expenses are primarily comprised of $19,550 of legal expenses, $30,469 of stock based compensation charges for common stock issued to service providers, as well as other general and administrative expenses.

Net Loss

Net loss totaled $63,315 for the three months ended March 31, 2011 due primarily to the general and administrative expenses discussed above which exceeded gross profits generated.   Net loss totaled $3,833 for the three months ended March 31, 2010.

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming that we will continue as a going concern. As shown in the accompanying financial statements, we incurred losses of $63,515 for the three months ended March 31, 2011 and have an accumulated deficit of $81,137 at March 31, 2011.  At March 31, 2011, we had cash and cash equivalents of $12,020.

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

Inflation Risk

We do not believe that inflation has had a material effect on our business, financial condition or results of operations. However, if our costs such as gasoline were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.

Off Balance Sheet Arrangements

We did not have any significant off-balance sheet arrangements during the three months ended March 31, 2011.

Capital Resources and Requirements

Our future liquidity and capital requirements will be influenced by numerous factors, including:

•      the extent and duration of future operating income;

•      the level and timing of future sales and expenditures;

•      working capital required to support our growth;

•      investment capital for transportation vehicles and equipment;

•      our sales and marketing programs;

•      investment capital for potential acquisitions;

•      competition; and

•      market developments.

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

Issuance of Shares for Non-Cash Consideration

The Company accounts for the issuance of equity instruments to acquire goods and/or services based on the fair value of the goods and services or the fair value of the equity instrument at the time of issuance, whichever is more reliably determinable. The Company's accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of standards issued by the FASB.  The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor's performance is complete.  In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement.

Recently Issued Accounting Pronouncements

  In December 2010, the FASB issued FASB ASU No. 2010-28, “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts,” which is now codified under FASB ASC Topic 350, “Intangibles — Goodwill and Other.” This ASU provides amendments to Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not a goodwill impairment exists. When determining whether it is more likely than not an impairment exists, an entity should consider whether there are any adverse qualitative factors, such as a significant deterioration in market conditions, indicating an impairment may exist. FASB ASU No. 2010-28 is effective for fiscal years (and interim periods within those years) beginning after December 15, 2010. Early adoption is not permitted. Upon adoption of the amendments, an entity with reporting units having carrying amounts which are zero or negative is required to assess whether is it more likely than not the reporting units’ goodwill is impaired. If the entity determines impairment exists, the entity must perform Step 2 of the goodwill impairment test for that reporting unit or units. Step 2 involves allocating the fair value of the reporting unit to each asset and liability, with the excess being implied goodwill. An impairment loss results if the amount of recorded goodwill exceeds the implied goodwill. Any resulting goodwill impairment should be recorded as a cumulative-effect adjustment to beginning retained earnings in the period of adoption. This adoption of this ASU did not impact the Company's consolidated results of operations or financial condition.

In December 2010, the FASB issued FASB ASU No. 2010-29, “Disclosure of Supplementary Pro Forma Information for Business Combinations,” which is now codified under FASB ASC Topic 805, “Business Combinations.” A public entity is required to disclose pro forma data for business combinations occurring during the current reporting period. This ASU provides amendments to clarify the acquisition date to be used when reporting the pro forma financial information when comparative financial statements are presented and improves the usefulness of the pro forma revenue and earnings disclosures. If a public company presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) which occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The supplemental pro forma disclosures required are also expanded to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. FASB ASU No. 2010-29 is effective on a prospective basis for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010, with early adoption permitted. The adoption of this ASU did not impact the Company's consolidated results of operations or financial condition.

In January 2010, the FASB issued ASU No. 2010-06 regarding fair value measurements and disclosures and improvement in the disclosure about fair value measurements. This ASU requires additional disclosures regarding significant transfers in and out of Levels 1 and 2 of fair value measurements, including a description of the reasons for the transfers. Further, this ASU requires additional disclosures for the activity in Level 3 fair value measurements, requiring presentation of information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements. This ASU is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of this ASU did not impact the Company's consolidated results of operations or financial condition.

Item 3.                  Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company and therefore, we are not required to provide information required by this item of Form 10-Q.

Item 4.                  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2011, and this assessment identified certain material weakness in our internal control over financial reporting, including material weaknesses due to our management’s lack of segregation of duties in financial transactions or reporting as a result of the fact that we only have two officers. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible.  However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals.  Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

Based on that evaluation, management concluded that our internal control over financial reporting was not effective as of March 31, 2011.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II

OTHER INFORMATION

Item 1.                  Legal Proceedings.

We are not a party to any material legal proceedings.

Item 2.                  Unregistered Sales of Equity Securities and Use of Proceeds.

On March 1, 2011, we entered into three separate consulting agreements.  We agreed to issue a total of 2,500,000 shares of restricted common stock as payment for services provided under the respective consulting agreements.  All of the above shares were issued pursuant to Section 4(2) of the Securities Act of 1933.  In connection with this issuance, all purchasers were provided with access to all material aspects of the company, including the business, management, offering details, risk factors and financial statements.  They also represented to us that they were acquiring the shares as a principal for their own account with investment intent.  They each also represented that they were sophisticated, having prior investment experience and having adequate and reasonable opportunity and access to any corporate information necessary to make an informed decision.  This issuance of securities was not accompanied by general advertisement or general solicitation.

Item 3.                  Defaults Upon Senior Securities.

None.

Item 5.                  Other Information.

None.

Item 6.                  Exhibits.

Exhibit No.	Description

21.1* 31.1*
Subsidiaries of Registrant
Certification of Chief Executive Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* – Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 13th day of May 2011.

VINYL PRODUCTS, INC.

By:	/s/ Doug Brackin
Doug Brackin
Chief Executive Officer
(Principal Executive Officer)