Form 10-Q
period 2011-06-30
VINYL PRODUCTS, INC.
filed 2011-08-12
CIK 1409014

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.

FORM 10-Q
 (Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011

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
Yes   ☐        No   ☒

As of August 11, 2011, 22,564,000 shares of the registrant’s common stock were outstanding.

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.
VINYL PRODUCTS, INC.

Part I

FINANCIAL INFORMATION

Item 1.                                Financial Statements.

VINYL PRODUCTS, INC.
(A NEVADA CORPORATION)
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2011	2010
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$10,649	$1,366
Prepaid expenses	3,900	-
TOTAL CURRENT ASSETS	14,549	1,366

Property, plant and equipment, net of accumulated depreciation	20,535	22,397
TOTAL ASSETS	$35,084	$23,763

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$21,215	$7,500
Due to related parties	39,856	-
Accrued interest, related parties	3,514	-
Accrued expenses and other current liabilities	15,500	3,500
Note payable	-	62,500
Note payable, related party	62,500	-
TOTAL CURRENT LIABILITIES	142,585	73,500

TOTAL LIABILITIES	142,585	73,500

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized; 22,564,000 and 20,064,000 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	2,256	2,006
Additional paid-in capital	(3,702)	(33,921)
Accumulated deficit	(106,055)	(17,822)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(107,501)	(49,737)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$35,084	$23,763

See notes to financial statements

VINYL PRODUCTS, INC.
(A NEVADA CORPORATION)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenue	$6,049	$-	$13,154	$-

Cost of revenue	3,853	-	8,487	-

Gross profit	2,196	-	4,667	-

Operating expenses
Marketing expenses	960	500	8,473	3,500
General and administrative expenses	22,410	-	80,684	833

Total operating expenses	23,370	500	89,157	4,333

Net operating loss	(21,174)	(500)	(84,490)	(4,333)

Interest expense	3,743	-	3,743	-

Net loss	$(24,917)	$(500)	$(88,233)	$(4,333)

Basic and dilutive net loss	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding:
Basic	22,564,000	20,000,000	21,744,556	20,000,000
Diluted	22,564,000	20,000,000	21,744,556	20,000,000

See notes to financial statements

VINYL PRODUCTS, INC.
(A NEVADA CORPORATION)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(Unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance, December 31, 2009	20,000,000	$2,000	$18,461	$(1,971)	$18,490

Contributions from owners	-	-	32,777	-	32,777
Withdrawals by owners	-	-	(10,153)	-	(10,153)
Effect from reverse merger	64,000	6	(75,006)	-	(75,000)
Net loss for the year ended December 31, 2010	-	-	-	(15,851)	(15,851)
Balance, December 31, 2010	20,064,000	$2,006	$(33,921)	$(17,822)	$(49,737)

Issuance of common stock for services	2,500,000	250	30,219	-	30,469
Net loss for the six months ended June 30, 2011	-	-	-	(88,233)	(88,233)
Balance, June 30, 2011	22,564,000	$2,256	$(3,702)	$(106,055)	$(107,501)

See notes to financial statements

VINYL PRODUCTS, INC.
(A NEVADA CORPORATION)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(88,233)	$(4,333)
Adjustments to reconcile net income (loss) from operating activities to net cash provided by (used in) operating activities
Depreciation and amortization	2,328	-
Stock based compensation	30,469	-
Changes in:
Prepaid expenses and other current assets	(3,900)	-
Accounts payable	13,715	-
Accrued interest, related party	3,514	-
Accrued expenses and other current liabilities	12,000	-
Net cash provided by (used in) operating activities	(30,107)	(4,333)

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(466)	-
Net cash provided by (used in) investing activities	(466)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of note payable	(62,500)	-
Proceeds from note payable, related party	62,500	-
Proceeds from related parties	39,856	-
Withdrawals by owners	-	(3,877)
Net cash used in financing activities	39,856	(3,877)

NET DECREASE IN CASH	9,283	(8,210)

CASH AND CASH EQUIVALENTS, beginning of the period	1,366	18,490

CASH AND CASH EQUIVALENTS, end of period	$10,649	$10,280

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$-	$-
Income taxes	-	-

See notes to financial statements

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

In exchange for the capital stock of VFC and VFC Franchise Corp., Messrs Knott and Khatchoyan agreed to return to the Company 20,000,000 shares of the Company’s common stock and to assume up to $75,000 of liabilities arising from periods prior to December 31, 2010.  In connection with the VFC Disposition, the Company agreed to reimburse certain expenses incurred by VFC through payment of $12,500 in cash and the issuance of a promissory note in the amount of $62,500.   The promissory note was paid in full in April 2011.  See Note 6 for further discussion.

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

Unaudited Interim Financial Information

The accompanying consolidated balance sheet as of June 30, 2011, consolidated statements of operations for the three and six months ended June 30, 2011 and 2010, consolidated statement of owners' equity for the six months ended June 30, 2011 and consolidated statements of cash flows for the three and six months ended June 30, 2011 and 2010 are unaudited. These unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). In the opinion of the Company's management, the unaudited interim consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments necessary for the fair presentation of the Company's statement of financial position at June 30, 2011 and its results of operations and its cash flows for the three and six months ended June 30, 2011 and 2010. The results for the three and six months ended June 30, 2011 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2011.

Going Concern

The Company's financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America, and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business.  The Company incurred a net loss of $88,233 during the six months ended June 30, 2011 and an accumulated deficit of $106,055 since inception.   The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.  If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

Cash and Cash Equivalents

Cash and equivalents include investments with initial maturities of three months or less.  The Company maintains its cash balances at credit-worthy financial institutions that are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000.  Deposits with these banks may exceed the amount of insurance provided on such deposits; however, these deposits typically may be redeemed upon demand and, therefore, bear minimal risk. The Company did not have any cash equivalents at June 30, 2011 or December 31, 2010.

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
No assets were valued at fair value on a recurring or non-recurring basis as of June 30, 2011 or December 31, 2010, respectively.

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

NOTE 3—PROPERTY, PLANT AND EQUIPMENT

Components of property, plant and equipment were as follows:

	June 30,	December 31,
	2011	2010

Vehicles	$23,243	$22,777
Total property, plant and equipment	23,243	22,777

Less: accumulated depreciation	(2,708)	(380)

Property, plant and equipment	$20,535	$22,397

Depreciation expense totaled $2,328 and $0 for the six months ended June 30, 2011 and 2010, respectively.  Depreciation expense is included in cost of revenues on the consolidated statement of operations.

NOTE 4—SHAREHOLDERS' EQUITY

The Company is authorized to issue 100,000,000 shares of $.0001 par value common stock, and had 22,564,000 and 20,064,000 shares outstanding at June 30, 2011 and December 31, 2010, respectively.

The Company is authorized to issue 10,000,000 shares of $.0001 par value preferred stock.  The Company has never issued any shares of preferred stock.

On March 1, 2011, the Company entered into three separate consulting agreements.  The Company agreed to issue a total of 2,500,000 shares of restricted common stock as payment for services provided under the respective consulting agreements.  The shares were valued based on the estimated fair value of the services provided as this was deemed to be the best indicator of fair value.  The Company recorded stock based compensation charges of $30,469 during the six months ended June 30, 2011.

NOTE 5—COMMITMENTS AND CONTINGENCIES

Contingencies

The Company is not currently a party to any pending or threatened legal proceedings. Based on information currently available, management is not aware of any matters that would have a material adverse effect on the Company's financial condition, results of operations or cash flows.

NOTE 6 – BRACKIN 0’CONNOR  TRANSACTION

In connection with the VFC Disposition, the Company agreed to reimburse certain expenses incurred by VFC through the issuance of a promissory note in the amount of $62,500.   The promissory note was due March 31, 2011, non-interest bearing and is secured by a vehicle owned by Brackin O’Connor.  The promissory note was not paid by the maturity date of March 31, 2011, and accordingly, the note started to accrue interest at 12% per annum effective April 1, 2011.  On April 8, 2011, the Company paid in full the promissory note due to VFC.

NOTE 7 – RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2011, Cardiff Partners, LLC (“CP”) advanced the Company $21,038.  Keith Moore, the Company’s Treasurer, Secretary, and Director, is a managing member and 50% owner of CP.  The advance bears interest at a rate of 1% per month.  Interest expense totaled $771 for the six months ended June 30, 2011.

During the six months ended June 30, 2011, Doug Brackin, the Company’s Chief Executive Officer, advanced the Company $18,818.  The advance bears interest at a rate of 1% per month.  Interest expense totaled $1,034 for the six months ended June 30, 2011.

On April 8, 2011, the Company entered into a Promissory note with Doug Brackin for a total of $62,500.  The note carries an interest rate of 1% per month and is due July 31, 2011.  Interest expense totaled $1,708 for the six months ended June 30, 2011.

NOTE 8 – SUBSEQUENT EVENTS

There were no subsequent events.

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

Results of Operations

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

Revenue

Revenues totaled $6,049 for the three months ended June 30, 2011 versus $0 in the comparable period in the prior year.  The Company began offering commercial service in December 2010 and generated revenue from its first clients in late January 2011.   Since this time, the Company has been generating revenues on a monthly basis by providing chauffeured vehicle and concierge services.

Cost of Revenue

Cost of revenue consists of depreciation expense for the Company’s transportation vehicles as well as other direct costs of providing services.  Cost of revenue totaled $3,853 for the three months ended June 30, 2011 versus $0 in the comparable period of the prior year.  The Company was not providing chauffeured vehicle and concierge services in the comparable period of the prior year, accordingly, cost of revenue totaled $0 for that respective period.

Marketing Expenses

Marketing expenses totaled $960 for the three months ended June 30, 2011 compared to $500 in the comparable period of the prior year.  The increase can be attributed to the marketing and advertising plan recently implemented by the Company.

General and Administrative Expenses

General and administrative expenses totaled $22,410 for the three months ended June 30, 2011 compared to $0 for the three months ended June 30, 2010.  The current period expenses are primarily comprised of $15,292 of professional fees and $4,250 of legal expenses as well as other general and administrative expenses.

Net Loss

Net loss totaled $24,917 for the three months ended June 30, 2011 due primarily to the general and administrative expenses discussed above which exceeded gross profits generated.   Net loss totaled $500 for the three months ended June 30, 2010.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

Revenue

Revenues totaled $13,154 for the six months ended June 30, 2011 versus $0 in the comparable period in the prior year.  The Company began offering commercial service in December 2010 and generated revenue from its first clients in late January 2011.   Since this time, the Company has been generating revenues on a monthly basis by providing chauffeured vehicle and concierge services.

Cost of Revenue

Cost of revenue consists of depreciation expense for the Company’s transportation vehicles as well as other direct costs of providing services.  Cost of revenue totaled $8,487 for the six months ended June 30, 2011 versus $0 in the comparable period of the prior year.  The Company was not providing chauffeured vehicle and concierge services in the comparable period of the prior year, accordingly, cost of revenue totaled $0 for that respective period.

Marketing Expenses

Marketing expenses totaled $8,473 for the six months ended June 30, 2011 compared to $3,500 in the comparable period of the prior year.  The increase can be attributed to the marketing and advertising plan recently implemented by the Company.

General and Administrative Expenses

General and administrative expenses totaled $80,684 for the six months ended June 30, 2011 compared to $833 for the six months ended June 30, 2010.  The current period expenses are primarily comprised of $23,800 of legal expenses, $30,469 of stock based compensation charges for common stock issued to service providers, $19,798 in professional fees, as well as other general and administrative expenses.

Net Loss

Net loss totaled $88,233 for the six months ended June 30, 2011 due primarily to the general and administrative expenses discussed above which exceeded gross profits generated.   Net loss totaled $4,333 for the six months ended June 30, 2010.

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming that we will continue as a going concern. As shown in the accompanying financial statements, we incurred losses of $88,233 for the six months ended June 30, 2011 and have an accumulated deficit of $106,055 at June 30, 2011.  At June 30, 2011, we had cash and cash equivalents of $10,649.

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

Off Balance Sheet Arrangements

We did not have any significant off-balance sheet arrangements during the six months ended June 30, 2011.

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

Item 4.                                Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2011, and this assessment identified certain material weakness in our internal control over financial reporting, including material weaknesses due to our management’s lack of segregation of duties in financial transactions or reporting as a result of the fact that we only have two officers. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible.  However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals.  Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

Based on that evaluation, management concluded that our internal control over financial reporting was not effective as of June 30, 2011.

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

Item 3.                                Defaults Upon Senior Securities.

None.

Item 4.                                Other Information.

None.

Item 5.                                Exhibits.

Exhibit No.	Description

21.1*	Subsidiaries of Registrant
31.1*	Certification of Chief Executive Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
101.DEF**	XBRL Taxonomy Extension Definition Linkbase
101.LAB**	XBRL Taxonomy Extension Label Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.
**	Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 11th day of August 2011.

VINYL PRODUCTS, INC.

By:	/s/ Doug Brackin
Doug Brackin
Chief Executive Officer
(Principal Executive Officer)