Form 10-K
period 2011-12-31
VINYL PRODUCTS, INC.
filed 2012-03-30
CIK 1409014

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED December 31, 2011

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

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-accelerated Filer	☐	Smaller reporting company	☒

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting equity held by non-affiliates of the Registrant computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2011:  $0.00

Indicate by check mark whether the issuer filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.   Yes ☐ No ☒

As of March 30, 2012, 22,564,000 shares of the Registrant’s Common Stock were outstanding.

Vinyl Products, Inc.

FORM 10-K

For the Fiscal Year Ended December 31, 2011

i

CAUTIONARY NOTICE

This annual report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Those forward-looking statements include our expectations, beliefs, intentions and strategies regarding the future.  Such forward-looking statements relate to, among other things our working capital requirements and results of operations; the further approvals of regulatory authorities; overall industry environment; competitive pressures and general economic conditions.  These and other factors that may affect our financial results are discussed more fully in Risk Factors” and  Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this report.  We caution readers not to place undue reliance on any forward-looking statements.  We do not undertake, and specifically disclaim any obligation, to update or revise such statements to reflect new circumstances or unanticipated events as they occur, and we urge readers to review and consider disclosures we make in this and other reports that discuss factors germane to our business.  See in particular our reports on Forms 10-K, 10-Q, and 8-K subsequently filed from time to time with the Securities and Exchange Commission.

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

Following completion of the Equity Exchange, we entered into a definitive agreement to dispose of all of the capital stock of our subsidiaries, VFC and VFC Franchise Corp. to Gordon Knott, formerly our President and member of our Board of Directors, and Garabed Khatchoyan, formerly a member of our Board of Directors (the “VFC Disposition”). In exchange for the capital stock of VFC and VFC Franchise Corp., Messrs Knott and Khatchoyan agreed to return to us 20,000,000 shares of our common stock and to assume up to $75,000 of our liabilities arising from periods prior to December 31, 2010.  In connection with the VFC Disposition, we agreed to reimburse certain expenses incurred by VFC through payment of $12,500 in cash and the issuance of a promissory note in the amount of $62,500. The promissory note was paid in full in April 2011. See Note 4 for further discussion. The number of shares of our common stock returned to us was determined by negotiation between Messrs Knott and Khatchoyan and the members of our Board of Directors (other than Messrs. Knott and Khatchoyan) and no specific value was placed on the shares.

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

See Note 1 for further discussion.

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

Employees

As of March 30, 2012, we had no full-time employees and no independent contractors.

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

While at December 31, 2011, we had cash on hand of $12,954, we have accumulated a deficit of $135,671 in business development and administrative expenses. At this rate, we anticipate that additional funding will be needed for general administrative expenses and marketing costs.

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

Item 2.          Description of Properties.

Offices

As of March 2012, our corporate offices are located at 30950 Rancho Viejo Rd #120, San Juan Capistrano, California 92675. We currently are not assessed any rental charges for the use of this space.

The premises used during the year ended December 31, 2011 were provided to us without charge. We have reviewed the estimated fair market value of the rent for the space used and concluded it to be immaterial to the financial statements individually and taken as a whole, as such, no expense for rent has been recorded for the period shown.

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

There were 35 holders of record of our common stock as of March 30, 2012.

We did not pay dividends on our common stock for the year ended December 31, 2011 and have no plans to do so in the foreseeable future.

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

Results of Operations

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Expenses

Operating expenses totaled $110,774 for the year ended December 31, 2011 compared to $15,851 in the prior year. Current year operating expenses included selling, general and administrative expenses.

Net Income / Loss

Net loss totaled $117,849 for the year ended December 31, 2011 due primarily to the selling, general and administrative expenses discussed above. Net loss totaled $15,851 for the year ended December 31, 2010 due to the selling, general and administrative expenses discussed above.

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Expenses

Operating expenses totaled $15,851 for the year ended December 31, 2010 compared to $0 in the prior year. Current year operating expenses included selling, general and administrative expenses.

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

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming that we will continue as a going concern. As shown in the accompanying financial statements, we incurred losses of $117,849 for the year ended December 31, 2011 and have an accumulated deficit of $135,671 at December 31, 2011. At December 31, 2011, we had cash and cash equivalents of $12,954.

We started to generate revenue in January 2011, however, in order to continue as a going concern, develop a reliable source of revenues, and achieve a profitable level of operations, we will need, among other things, additional capital resources. Accordingly, management’s plans to continue as a going concern include raising additional capital through sales of common stock and other securities.

Our current funding is not sufficient to continue our operations for the remainder of the fiscal year ending December 31, 2012. We will require additional debt and/or equity financing to continue our operations. We cannot provide any assurances that additional financing will be available to us or, if available, may not be available on acceptable terms.

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

Item 9A.       Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 15d-15 under the Securities Exchange Act of 1934.  Based upon that evaluation, our management, including our chief executive officer and principal financial officer, concluded that our disclosure controls and procedures were not effective as of December 31, 2011 and December 31, 2010 for the reasons described below.

Management’s report on internal controls over financial reporting

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting, as defined under Rule 15d-15(f) under the Securities Exchange Act of 1934.  Management has assessed the effectiveness of our internal controls over financial reporting as of December 31, 2011 and December 31, 2010 based on the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our internal control system was designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. An internal control material weakness is a significant deficiency, or aggregation of deficiencies, that does not reduce to a relatively low level the risk that material misstatements in financial statements will be prevented or detected on a timely basis by employees in the normal course of their work. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011 and December 31, 2010, and this assessment identified certain material weakness in our internal control over financial reporting, including material weaknesses due to our management’s lack of segregation of duties in financial transactions or reporting as a result of the fact that we only have one officer. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible.  However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals.  Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness

Based on that evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2011 and December 31, 2010.

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

Changes in internal control over financial reporting

There were no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during our fiscal years ended December 31, 2011 and December 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. In the estimation of our senior management, none of the changes in the composition of management have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.       Other Information

None.

PART III

Item 10.          Directors and Executive Officers of Vinyl Products, Inc.

Our executive officer and directors and their ages as of March 30, 2012 are as follows:

Director:

Name	Age

Douglas Brackin	49	President and Director

Keith Moore	51	Treasurer, Secretary and Director

Biographical Information

Set forth below is a brief description of the background and business experience of our officers and our directors for the past five years.

Mr. Brackin is a real estate hospitality entrepreneur. He built his first lodging establishment in 1988 in Payson, Arizona. He operated the Payson Pueblo Inn for 3 ½ years, then sold the property for a profit in March of 1992. His next project was the Majestic Mountain Inn, which was built in 1993. This project was owned by Mr. Brackin for 10 years, and again sold for a profit. During 2000-2001, Mr. Brackin co-developed an office building along with a steakhouse named Fargo’s. In 2004, Mr. Brackin co-developed a 33 lot subdivision in Flagstaff, Arizona. Doug did all the entitlement work for this project and handled all the sales of the 33 lots generating over $7 million in sales. Mr. Brackin renovated a drinking lounge called J.Chew in 2008 and sold this establishment for a profit in 2009. Mr. Brackin is currently involved in a start up transportation-concierge business in Scottsdale, Arizona. Mr. Brackin earned a B.S. in Hotel, Restaurant, and Tourism at Northern Arizona University. Mr. Brackin also holds an Arizona Real estate license as well as an Arizona Insurance license.

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

Compensation of Directors

We do not currently pay any cash fees to our directors, but we pay directors’ expenses in attending board meetings. During the fiscal years ended December 31, 2011 and December 31, 2011, no director expenses were incurred.

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

We may enter into indemnification agreements with each of our directors and officers that are, in some cases, broader than the specific indemnification provisions permitted by Nevada law, and that may provide additional procedural protection.  As of March 30, 2012, we have not entered into any indemnification agreements with our directors or officers, but may choose to do so in the future.  Such indemnification agreements may require us, among other things, to:

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

Item 11.        Executive Compensation.

The table below summarizes all compensation awarded to, earned by, or paid to our executive officer by any person for all services rendered in all capacities to us for the years ended December 31, 2011 and 2010.

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation		Total
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)		(j)

Doug Brackin	2011	$-	$-	$-	$-	$-	$-	$-	(1)	$-
Current Chief Executive	2010	$-	$-	$-	$-	$-	$-	$10,153	(1)	$10,153
Officer and Director

Keith Moore	2011	$-	$-	$-	$-	$-	$-	$-		$-
Current Treasurer	2010	$-	$-	$-	$-	$-	$-	$-		$-
and Director

Gordon Knott	2011	$-	$-	$-	$-	$-	$-	$-		$-
Former Chief Executive	2010	$190,431	$-	$-	$-	$-	$-	$		$190,431
Officer, President, and Director

Garabed Khatchoyan	2011	$	$-	$-	$-	$-	$-	$-		$-
Former Secretary and	2010	$220,471	$-	$-	$-	$-	$-	$-		$220,471
Director

Douglas Wells,	2011	$-	$-	$-	$-	$-	$-	$-	(2)	$-
Former Chief Financial Officer	2010	$-	$-	$-	$-	$-	$-	$45,000	(2)	$45,000

1)	During 2011 and 2010, owner withdrawal payments to our current Chief Executive Officer, Doug Brackin, totaled $0and $10,153, respectively.
2)	Payments to CFO Services, Inc., which is wholly owned by Douglas E. Wells, our former Chief Financial Officer

Outstanding Equity Awards at Fiscal Year-End

As of March 30, 2012, there were no outstanding equity awards held by any named executive officer.

Employment Agreements

As of March 30, 2012, we were not a party to any employment agreement with any named executive officer.

Compensation Committee Interlocks and Insider Participation

Due to the limited number of directors constituting our Board of Directors, the full Board of Directors considers and participates in the compensation of our executive officers.

Item 12.       Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding beneficial ownership of our common stock as of March 30, 2012:

•	by each person who is known by us to beneficially own more than 5% of our common stock;
•	by each of our executive officers and directors; and
•	by all of our executive officers and directors as a group.

Title of Class	Name and address of beneficial owner	Amount of Beneficial Ownership	Percent of class (1)
Common Stock	Douglas Brackin 755 E. Chaparral Rd, #18 Scottsdale, AZ 85250	20,000,000(2)	88.6%
Common Stock	Joy Brackin 755 E. Chaparral Rd, #18 Scottsdale, AZ 85250	20,000,000(2)	88.6%
Common Stock	All Officers and Directors as a group	20,000,000 shares	88.6%

(1)	The percent of class is based on 22,564,000 shares of common stock issued and outstanding as of March 30, 2012.

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

On December 31, 2010, we entered into a definitive agreement to dispose of all of the capital stock of our subsidiaries, VFC and VFC Franchise Corp. to Gordon Knott, formerly our President and member of our Board of Directors, and Garabed Khatchoyan, formerly a member of our Board of Directors. In exchange for the capital stock of VFC and VFC Franchise Corp., Messrs Knott and Khatchoyan agreed to return to us 20,000,000 shares of our common stock and to assume up to $75,000 of our liabilities arising from periods prior to December 31, 2010.  In connection with the transaction, we agreed to reimburse certain expenses incurred by VFC through payment of $12,500 in cash and the issuance of a promissory note in the amount of $62,500. The promissory note was paid in full in April 2011. See Note 4 for further discussion.

During the year ended December 31, 2011, Cardiff Partners, LLC (“CP”) advanced the Company $29,682. Keith Moore, the Company’s Treasurer, Secretary, and Director, is a managing member and 50% owner of CP. The advance bears interest at a rate of 1% per month. Interest expense totaled $2,320 for the twelve months ended December 31, 2011.

During the twelve months ended December 31, 2011, Doug Brackin, the Company’s Chief Executive Officer, advanced the Company $18,818. The advance bears interest at a rate of 1% per month. Interest expense totaled $2,188 for the twelve months ended December 31, 2011.

On April 8, 2011, the Company entered into a Promissory note with Doug Brackin for a total of $62,500. The promissory note was not paid by the maturity date of July 31, 2011, and accordingly, the note started to accrue compounding interest at 1.25% per month effective August 1, 2011. Interest expense totaled $6,426 for the twelve months ended December 31, 2011.

Item 14.        Principal Accountant Fees and Services

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

	Years Ended
	December 31,
	2011	2010
M&K CPAs, PLLC
Audit Fees	$8,500	$44,300
Audit-related fees	$-	$-
Tax fees	$-	$-
All other fees	$-	$-

Our Board of Directors established a policy whereby the outside auditors are required to seek pre-approval on an annual basis of all audit, audit-related, tax and other services by providing a prior description of the services to be performed. For the year ended December 31, 2011, 100% of all audit-related services were pre-approved by the Board of Directors, which concluded that the provision of such services by M&K was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions.

Item 15.        Exhibits.

(a)           Financial Statements.

The following financial statements of Vinyl Products, Inc. are submitted as a separate section of this report (See F-pages), and are incorporated by reference in Item 8:

Report Of Independent Registered Public Accounting Firm	F-ii

Balance Sheets – December 31, 2011 and 2010	F-iii

Statements of Operations – For the Years Ended December 31, 2011 and 2010	F-iv

Statements of Cash Flows - For the Years Ended December 31, 2011 and 2010	F-v

Statement of Stockholders’ Equity (Deficit) – For the Years Ended December 31, 2011 and 2010	F-vi

Notes to Financial Statements	F-vii

(b)           Exhibits

The following Exhibits are filed herewith pursuant to Item 601 of Regulation S-K or incorporated herein by reference to previous filings as noted:

Exhibit No.	Identification of Exhibit

3.1	Articles of Incorporation (1)
3.2	Certificate of Amendment to Articles of Incorporation (2)
3.3	By-Laws (1)
10.1	Equity Exchange Agreement dated December 31, 2011(3)
10.2	Stock Purchase Agreement dated December 31, 2011(3)
10.3	Assumption Agreement dated December 31, 2011(3)
10.4	Promissory Note dated December 31, 2011(3)
14.1	Code of Ethics (2)
21.1*	Subsidiaries of Registrant
31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934
31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Dated: March 30, 2012	VINYL PRODUCTS, INC.
(Registrant)

	By:	/s/ Douglas Brackin
President and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Douglas Brackin	President and Director (Principal Executive Officer)	March 30, 2012
Douglas Brackin

/s/ Keith Moore	Treasure, Secretary and Director (Principal Financial and Accounting Officer)	March 30, 2012
Keith Moore

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED

PURSUANT TO SECTION 15(d) OF THE EXCHANGE ACT BY NON-REPORTING ISSUERS

1.	No annual report to security holders covering the company’s year ended December 31, 2011, has been sent as of the date of this report.

2.	No proxy soliciting material has been sent to the company’s security holders with respect to the 2011 annual meeting of security holders.

3.	If such report or proxy material is furnished to security holders subsequent to the filing of this Report on Form 10-K, the company will furnish copies of such material to the Commission at the time it is sent to security holders.

ANNUAL REPORT ON FORM 10-K

ITEM 7

FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2011 and 2010

VINYL PRODUCTS, INC.

INDEX TO FINANCIAL STATEMENTS

Vinyl Products, Inc.	Page
Financial Statements
Report of Independent Registered Public Accounting Firm	F-ii
Consolidated Balance Sheets at December 31, 2011 and 2010	F-iii
Consolidated Statements of Operations for the Fiscal Years Ended December 31, 2011 and 2010	F-iv
Consolidated Statements of Stockholders' Equity (Deficit) for the Fiscal Years Ended December 31, 2011 and 2010	F-v
Consolidated Statements of Cash Flows for the Fiscal Years Ended December 31, 2011 and 2010	F-vi
Notes to Consolidated Financial Statements	F-vii

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Management
Vinyl Products, Inc.

We have audited the accompanying consolidated balance sheets of Vinyl Products, Inc. (the "Company") as of December 31, 2011 and 2010 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2011 and December 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vinyl Products, Inc. as of December 31, 2011 and 2010 and the results of its operations and cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

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

        /s/ M&K CPAS, PLLC

M&K CPAS, PLLC

www.mkacpas.com
Houston, Texas
March 30, 2012

F-ii

VINYL PRODUCTS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2011	2010
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$12,954	$1,366
Prepaid expenses	1,468	-
TOTAL CURRENT ASSETS	14,422	1,366

Property, plant and equipment, net of accumulated depreciation	18,207	22,397
TOTAL ASSETS	$32,629	$23,763

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$21,076	$7,500
Due to related parties	48,500	-
Accrued interest, related parties	10,934	-
Accrued expenses and other current liabilities	26,736	3,500
Note payable	-	62,500
Note payable, related party	62,500	-
TOTAL CURRENT LIABILITIES	169,746	73,500

TOTAL LIABILITIES	169,746	73,500

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares
issued and outstanding at December 31, 2011 and December 31, 2010, respectively	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized;
22,564,000 and 20,064,000 shares issued and outstanding at
December 31, 2011 and December 31, 2010, respectively	2,256	2,006
Additional paid-in capital	(3,702)	(33,921)
Accumulated deficit	(135,671)	(17,822)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(137,117)	(49,737)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$32,629	$23,763

See notes to financial statements

F-iii

VINYL PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Twelve Months Ended
	December 31,
	2011	2010
Revenue	$24,773	$-

Cost of revenue	20,685	380

Gross profit	4,088	(380)

Operating expenses
Marketing expenses	10,297	3,500
General and administrative expenses	100,477	11,971

Total operating expenses	110,774	15,471

Net operating loss	(106,686)	(15,851)

Interest expense	11,163	-

Net loss	$(117,849)	$(15,851)

Basic and dilutive net loss	$(0.01)	$(0.00)

Weighted average number of common shares outstanding:
Basic	22,153,041	20,000,000
Diluted	22,153,041	20,000,000

See notes to financial statements

F-iv

VINYL PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance, December 31, 2009	20,000,000	$2,000	$18,461	$(1,971)	$18,490

Contributions from owners	-	-	32,777	-	32,777
Withdrawals by owners	-	-	(10,153)	-	(10,153)
Effect from reverse merger	64,000	6	(75,006)	-	(75,000)
Net loss for the year ended December 31, 2010	-	-	-	(15,851)	(15,851)
Balance, December 31, 2010	20,064,000	$2,006	$(33,921)	$(17,822)	$(49,737)

Issuance of common stock for services	2,500,000	250	30,219	-	30,469
Net loss for the twelve months ended December 31, 2011	-	-	-	(117,849)	(117,849)
Balance, December 31, 2011	22,564,000	$2,256	$(3,702)	$(135,671)	$(137,117)

See notes to financial statements

F-v

VINYL PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Twelve Months Ended
	December 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(117,849)	$(15,851)
Adjustments to reconcile net income (loss) from operating activities to net cash provided by (used in) operating activities
Depreciation and amortization	4,656	380
Stock based compensation	30,469	-
Changes in:
Prepaid expenses and other current assets	(1,468)	-
Accounts payable	13,576	7,500
Accrued interest, related party	10,934	-
Accrued expenses and other current liabilities	23,236	3,500
Net cash provided by (used in) operating activities	(36,446)	(4,471)

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(466)	-
Cash paid pursuant to VFC disposition	-	(12,500)
Net cash provided by (used in) investing activities	(466)	(12,500)

CASH FLOWS FROM FINANCING ACTIVITIES
Contributions from owners	-	10,000
Repayment of note payable	(62,500)	-
Proceeds from note payable, related party	62,500	-
Proceeds from related parties	48,500	-
Withdrawals by owners	-	(10,153)
Net cash provided by (used in) financing activities	48,500	(153)

NET DECREASE IN CASH	11,588	(17,124)

CASH AND CASH EQUIVALENTS, beginning of the period	1,366	18,490

CASH AND CASH EQUIVALENTS, end of period	$12,954	$1,366

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$-	$-
Income taxes	-	-

See notes to financial statements

F-vi

VINYL PRODUCTS, INC.

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

In exchange for the capital stock of VFC and VFC Franchise Corp., Messrs Knott and Khatchoyan agreed to return to the Company 20,000,000 shares of the Company’s common stock and to assume up to $75,000 of liabilities arising from periods prior to December 31, 2010.  In connection with the VFC Disposition, the Company agreed to reimburse certain expenses incurred by VFC through payment of $12,500 in cash and the issuance of a promissory note in the amount of $62,500. The promissory note was paid in full in April 2011. See Note 4 for further discussion.

Brackin O’Connor, LLC was formed as an Arizona limited liability company in February, 2005 for the purpose of acquiring and operating a drinking lounge establishment in Scottsdale, Arizona.

On September 1, 2009, Brackin O’Connor entered into an agreement for sale of the drinking lounge. In 2010, Brackin O’Connor changed focus and entered the passenger transportation business commonly referred to as a chauffeured vehicle service. In accordance with ASC 915, Brackin O’Connor is considered to have re-entered into the development stage as Brackin O’Connor discontinued operations due to the sale of the drinking lounge and did not have revenues from the date of sale to December 31, 2011.

F-vii

On April 8, 2011, the Company entered into a Promissory note with Doug Brackin for a total of $62,500. The promissory note was not paid by the maturity date of July 31, 2011, and accordingly, the note started to accrue compounding interest at 1.25% per month effective August 1, 2011. Interest expense totaled $6,426 for the twelve months ended December 31, 2011. See Note 4 for further discussion.

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

Going Concern

The Company's financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America, and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company incurred a net loss from continuing operations of $117,849 during the year December 31, 2011 and an accumulated deficit of $135,671 since inception. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

F-viii

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

Cash and Cash Equivalents

Cash and equivalents include investments with initial maturities of three months or less. The Company maintains its cash balances at credit-worthy financial institutions that are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. Deposits with these banks may exceed the amount of insurance provided on such deposits; however, these deposits typically may be redeemed upon demand and, therefore, bear minimal risk. The Company did not have any cash equivalents at December 31, 2011 or 2010.

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

Impairment of Long-Lived Assets

The Company has adopted Accounting Standards Codification subtopic 360-10, Property, Plant and Equipment ("ASC 360-10"). ASC 360-10 requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company evaluates its long-lived assets for impairment annually or more often if events and circumstances warrant. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. ASC 360-10 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell. The Company performed an annual review for impairment and none existed as of December 31, 2011.

F-ix

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

Revenue received from transportation customers consists of payments via credit cards, checks and cash and is deposited into the Company’s bank account when received, either directly or through the Company’s merchant account.

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

Income Taxes

The Company accounts for income taxes under standards issued by the FASB. Under those standards, deferred tax assets and liabilities are recognized for future tax benefits or consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided for significant deferred tax assets when it is more likely than not that such assets will not be realized through future operations.

No provision for federal income taxes has been recorded due to the net operating loss carry forwards totaling approximately $135,000 as of December 31, 2011 that will be offset against future taxable income.  The available net operating loss carry forwards of approximately $135,000 will expire in various years through 2031.  No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance the carry forwards will expire unused.

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

F-x

•	Level 1. Observable inputs such as quoted prices in active markets;
•	Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and
•	Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

No assets were valued at fair value on a recurring or non-recurring basis as of December 31, 2011 or December 31, 2010, respectively.

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

F-xi

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

F-xii

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

NOTE 3—PROPERTY, PLANT AND EQUIPMENT

Components of property, plant and equipment were as follows:

	December 31,	December 31,
	2011	2010
Vehicles	$23,243	$22,777
Total property, plant and equipment	23,243	22,777

Less: accumulated depreciation	$(5,036)	$(380)

Property, plant and equipment, net	$18,207	$22,397

Depreciation expense totaled $4,656 and $380 for the years ended December 31, 2011 and 2010, respectively. The Company’s parent Company has issued a promissory note and this promissory note is secured by a vehicle owned by Brackin O’Connor.

NOTE 4—NOTES PAYABLE

On December 31, 2010, in connection with the VFC Disposition, the Company agreed to reimburse certain expenses incurred by VFC through the issuance of a promissory note in the amount of $62,500. The promissory note was paid in full in April 2011.

On April 8, 2011, the Company entered into a Promissory note with Doug Brackin for a total of $62,500. The promissory note was not paid by the maturity date of July 31, 2011, and accordingly, the note started to accrue compounding interest at 1.25% per month effective August 1, 2011. Interest expense totaled $6,426 for the twelve months ended December 31, 2011.

NOTE 5—SHAREHOLDERS' EQUITY

The Company is authorized to issue 2,500,000 shares of $.0001 par value common stock, and had 22,564,000 and 20,064,000 000 shares outstanding at December 31, 2011 and December 31, 2010, respectively.

The Company is authorized to issue 10,000,000 shares of $.0001 par value preferred stock.  The Company has never issued any shares of preferred stock.

F-xiii

During the fiscal year ended December 31, 2010, there were $32,777 of contributions from owners and $10,153 of owners' withdrawals. During the fiscal year ended December 31, 2011, there were $0 of contributions from owners and $0 of owners' withdrawals.

On December 14, 2010, the Company cancelled 2,800,200 shares of its outstanding stock due to a settlement and release agreement.

On December 31, 2010, the Company agreed to issue 20,000,000 shares of its common stock to the members of Brackin O’Connor in exchange for the membership interests in Brackin O’Connor (Equity Exchange).

On December 31, 2010, the Company entered into a definitive agreement to dispose of all of the capital stock of its subsidiaries, VFC and VFC Franchise Corp. to Gordon Knott, formerly the Company’s President and member of its Board of Directors, and Garabed Khatchoyan, formerly a member of its Board of Directors. In exchange for the capital stock of VFC and VFC Franchise Corp., Messrs Knott and Khatchoyan agreed to return to the Company 20,000,000 shares of the Company’s common stock

On March 1, 2011, the Company entered into three separate consulting agreements. The Company agreed to issue a total of 2,500,000 shares of restricted common stock as payment for services provided under the respective consulting agreements. The shares were valued based on the estimated fair value of the services provided as this was deemed to be the best indicator of fair value. The Company recorded stock based compensation charges of $30,469 during the year ended December 31, 2011.

NOTE 6—COMMITMENTS AND CONTINGENCIES

Contingencies

The Company is not currently a party to any pending or threatened legal proceedings. Based on information currently available, management is not aware of any matters that would have a material adverse effect on the Company's financial condition, results of operations or cash flows.

NOTE 7 – RELATED PARTY TRANSACTIONS

On December 31, 2010, we entered into a definitive agreement to acquire all of the membership interests in Brackin O’Connor, LLC, an entity owned by Douglas Brackin, our President and Director, and Joy Brackin, his wife. We issued 20,000,000 shares of our common stock to Douglas Brackin and Joy Brackin in exchange for the membership interests in Brackin O’Connor.

On December 31, 2010, we entered into a definitive agreement to dispose of all of the capital stock of our subsidiaries, VFC and VFC Franchise Corp. to Gordon Knott, formerly our President and member of our Board of Directors, and Garabed Khatchoyan, formerly a member of our Board of Directors. In exchange for the capital stock of VFC and VFC Franchise Corp., Messrs Knott and Khatchoyan agreed to return to us 20,000,000 shares of our common stock and to assume up to $75,000 of our liabilities arising from periods prior to December 31, 2010.  In connection with the transaction, we agreed to reimburse certain expenses incurred by VFC through payment of $12,500 in cash and the issuance of a promissory note in the amount of $62,500. The promissory note was paid in full in April 2011. See Note 4 for further discussion.

F-xiv

During the year ended December 31, 2011, Cardiff Partners, LLC (“CP”) advanced the Company $29,682. Keith Moore, the Company’s Treasurer, Secretary, and Director, is a managing member and 50% owner of CP. The advance bears interest at a rate of 1% per month. Interest expense totaled $2,320 for the twelve months ended December 31, 2011.

During the twelve months ended December 31, 2011, Doug Brackin, the Company’s Chief Executive Officer, advanced the Company $18,818. The advance bears interest at a rate of 1% per month. Interest expense totaled $2,188 for the twelve months ended December 31, 2011.

On April 8, 2011, the Company entered into a Promissory note with Doug Brackin for a total of $62,500. The promissory note was not paid by the maturity date of July 31, 2011, and accordingly, the note started to accrue compounding interest at 1.25% per month effective August 1, 2011. Interest expense totaled $6,426 for the twelve months ended December 31, 2011.

NOTE 8 - CAPITAL STOCK TRANSACTIONS

On December 14, 2010, the Company cancelled 2,800,200 shares of its outstanding stock due to a settlement and release agreement.

On December 31, 2010, the Company agreed to issue 20,000,000 shares of its common stock to the members of Brackin O’Connor in exchange for the membership interests in Brackin O’Connor (Equity Exchange).

On December 31, 2010, the Company entered into a definitive agreement to dispose of all of the capital stock of its subsidiaries, VFC and VFC Franchise Corp. to Gordon Knott, formerly the Company’s President and member of its Board of Directors, and Garabed Khatchoyan, formerly a member of its Board of Directors. In exchange for the capital stock of VFC and VFC Franchise Corp., Messrs Knott and Khatchoyan agreed to return to the Company 20,000,000 shares of the Company’s common stock

On March 1, 2011, the Company entered into three separate consulting agreements. The Company agreed to issue a total of 2,500,000 shares of restricted common stock as payment for services provided under the respective consulting agreements. The shares were valued based on the estimated fair value of the services provided as this was deemed to be the best indicator of fair value. The Company recorded stock based compensation charges of $30,469 during the year ended December 31, 2011.

NOTE 9 – SUBSEQUENT EVENTS

There were no subsequent events.

F-xv