Form 10-Q
period 2012-03-31
VINYL PRODUCTS, INC.
filed 2012-05-14
CIK 1409014

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.

FORM 10-Q

  (Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Yes  ☐  No ☒

As of March 31, 2012, 22,564,000 shares of the registrant’s common stock were outstanding.

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.

VINYL PRODUCTS, INC.

Part I

FINANCIAL INFORMATION

Item 1.	Financial Statements.

VINYL PRODUCTS, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31	December 31,
	2012	2011
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$11,278	$12,954
Prepaid expenses	4,318	1,468
TOTAL CURRENT ASSETS	15,596	14,422

Property, plant and equipment, net of accumulated depreciation	17,043	18,207
TOTAL ASSETS	$32,639	$32,629

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$20,486	$21,076
Due to related parties	53,590	48,500
Accrued interest, related parties	14,870	10,934
Accrued expenses and other current liabilities	28,250	26,736
Note payable, related party	62,500	62,500
TOTAL CURRENT LIABILITIES	179,696	169,746

TOTAL LIABILITIES	179,696	169,746

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares
issued and outstanding at December 31, 2011 and December 31, 2010, respectively	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized;
22,564,000 and 20,064,000 shares issued and outstanding at
December 31, 2011 and December 31, 2010, respectively	2,256	2,256
Additional paid-in capital	(3,702)	(3,702)
Accumulated deficit	(145,611)	(135,671)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(147,057)	(137,117)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$32,639	$32,629

See notes to consolidated financial statements

VINYL PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31
	2012	2011
Revenue	$14,931	$7,105

Cost of revenue	2,848	4,634

Gross profit	$12,083	$2,471

Operating expenses
Marketing expenses	6,079	7,513
General and administrative expenses	12,008	58,273

Total operating expenses	$18,087	$65,786

Net operating loss	$(6,004)	$(63,315)

Interest expense	3,936	-

Net loss	$(9,940)	$(63,315)

Basic and dilutive net loss	$(0.00)	$(0.00)

Weighted average number of common shares outstanding:
Basic	22,564,000	20,906,697
Diluted	22,564,000	20,906,697

See notes to consolidated financial statements

VINYL PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

(Unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance, December 31, 2009	20,000,000	$2,000	$18,461	$(1,971)	$18,490

Contributions from owners	-	-	32,777	-	32,777
Withdrawals by owners	-	-	(10,153)	-	(10,153)
Effect from reverse merger	64,000	6	(75,006)	-	(75,000)
Net loss for the year ended December 31, 2010	-	-	-	(15,851)	(15,851)
Balance, December 31, 2010	20,064,000	$2,006	$(33,921)	$(17,822)	$(49,737)

Issuance of common stock for services	2,500,000	250	30,219	-	30,469
Net loss for the twelve months ended December 31, 2011	-	-	-	(117,849)	(117,849)
Balance, December 31, 2011	22,564,000	$2,256	$(3,702)	$(135,671)	$(137,117)

Net loss for the three months ended March 31, 2011	-	-	-	(9,940)	(9,940)
Balance, March 31, 2012	22,564,000	$2,256	$(3,702)	$(145,611)	$(147,057)

See notes to consolidated financial statements

VINYL PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(9,940)	$(63,315)
Adjustments to reconcile net income (loss) from operating activities to net cash provided by (used in) operating activities
Depreciation and amortization	1,164	1,164
Stock based compensation	-	30,469
Changes in:
Prepaid expenses and other current assets	(2,850)	(5,795)
Accounts payable	(590)	16,737
Accrued interest, related party	3,936	-
Accrued expenses and other current liabilities	1,514	-
Due to related party	-	31860
Net cash provided by (used in) operating activities	(6,766)	11,120

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	-	(466)
Net cash provided by (used in) investing activities	-	(466)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related parties	5,090	-
Net cash provided by (used in) \financing activities	5,090	-

NET INCREASE (DECREASE) IN CASH	(1,676)	10,654

CASH AND CASH EQUIVALENTS, beginning of the period	12,954	1,366

CASH AND CASH EQUIVALENTS, end of period	$11,278	$12,020

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$-	$-
Income taxes	-	-

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

On September 1, 2009, Brackin O’Connor entered into an agreement for sale of the drinking lounge. In 2010, Brackin O’Connor changed focus and entered the passenger transportation business commonly referred to as a chauffeured vehicle service. The Company is no longer deemed to be in the development stage as the Company generates revenue. See Note 7 for further discussion.

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

Unaudited Interim Financial Information

The accompanying consolidated balance sheet as of March 31, 2012, consolidated statements of operations for the three months ended March 31, 2012 and 2011, consolidated statement of owners' equity for the three months ended March 31, 2012 and consolidated statements of cash flows for the three months ended March 31, 2012 and 2011 are unaudited. These unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). In the opinion of the Company's management, the unaudited interim consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments necessary for the fair presentation of the Company's statement of financial position at March 31, 2012 and its results of operations and its cash flows for the three months ended March 31, 2012 and 2011. The results for the three months ended March 31, 2012 are not necessarily indicative of the results to be expected for the year ending December 31, 2012.

Going Concern

The Company's financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America, and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company incurred a net loss of $9,940 during the three months ended March 31, 2012 and an accumulated deficit of $145,611 since inception. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

Cash and Cash Equivalents

Cash and equivalents include investments with initial maturities of three months or less. The Company maintains its cash balances at credit-worthy financial institutions that are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. Deposits with these banks may exceed the amount of insurance provided on such deposits; however, these deposits typically may be redeemed upon demand and, therefore, bear minimal risk. The Company had cash at March 31, 2012 of $11,278 and $12,954 at December 31, 2011.

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

No provision for federal income taxes has been recorded due to the net operating loss carry forwards totaling approximately $145,600 as of March 31, 2012 that will be offset against future taxable income.  The available net operating loss carry forwards of approximately $145,600 will expire in various years through 2032.  No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance the carry forwards will expire unused.

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

No assets were valued at fair value on a recurring or non-recurring basis as of March 31, 2012 or March 31, 2011, respectively.

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

NOTE 3—PROPERTY, PLANT AND EQUIPMENT

Components of property, plant and equipment were as follows:

	March 31	December 31
	2012	2011

Vehicles	$23,243	$23,243
Total property, plant and equipment	23,243	23,243

Less: accumulated depreciation	(6,200)	(5,036)

Property, plant and equipment, net	$17,043	$18,207

Depreciation expense totaled $1,164 and $1,164 for the three months ended March 31, 2012 and 2011, respectively. Depreciation expense is included in cost of revenues on the consolidated statement of operations.

NOTE 4—NOTES PAYABLE

On December 31, 2010, in connection with the VFC Disposition, the Company agreed to reimburse certain expenses incurred by VFC through the issuance of a promissory note in the amount of $62,500. The promissory note was paid in full in April 2011.

On April 8, 2011, the Company entered into a Promissory note with Doug Brackin for a total of $62,500. The promissory note was not paid by the maturity date of July 31, 2011, and accordingly, the note started to accrue compounding interest at 1.25% per month effective August 1, 2011. Interest expense totaled $3,936 and $ 0 for the three months ended March 31, 2012 and March 31, 2011, respectively.

NOTE 5—SHAREHOLDERS' EQUITY

The Company is authorized to issue 100,000,000 shares of $.0001 par value common stock, and had 22,564,000 shares outstanding at March 31, 2012 and December 31, 2011, respectively.

The Company is authorized to issue 10,000,000 shares of $.0001 par value preferred stock.  The Company has never issued any shares of preferred stock.

On March 1, 2011, the Company entered into three separate consulting agreements. The Company agreed to issue a total of 2,500,000 shares of restricted common stock as payment for services provided under the respective consulting agreements. The shares were valued based on the estimated fair value of the services provided as this was deemed to be the best indicator of fair value. The Company recorded stock based compensation charges of $0 during the three months ended March 31, 2012.

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

NOTE 8 – RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2012, Cardiff Partners, LLC (“CP”) advanced the Company $5,090. Keith Moore, the Company’s Treasurer, Secretary, and Director, is a managing member and 50% owner of CP. The advance bears interest at a rate of 1% per month. Interest expense totaled $903 for the three months ended March 31, 2012.

During the three months ended March 31, 2012, Doug Brackin, the Company’s Chief Executive Officer, advanced the Company $0. The advance bears interest at a rate of 1% per month. Interest expense totaled $571 for the three months ended March 31, 2012.

On April 8, 2011, the Company entered into a Promissory note with Doug Brackin for a total of $62,500. The promissory note was not paid by the maturity date of July 31, 2011, and accordingly, the note started to accrue compounding interest at 1.25% per month effective August 1, 2011. Interest expense totaled $2,462 for the three months ended March 31, 2012.

NOTE 9 - CAPITAL STOCK TRANSACTIONS

On March 1, 2011, the Company entered into three separate consulting agreements. The Company agreed to issue a total of 2,500,000 shares of restricted common stock as payment for services provided under the respective consulting agreements. The shares were valued based on the estimated fair value of the services provided as this was deemed to be the best indicator of fair value. The Company recorded stock based compensation charges of $30,469 during the quarter ended March 31, 2011.

NOTE 10 – SUBSEQUENT EVENTS

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

Results of Operations

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

Revenue

Revenues totaled $14,931 for the three months ended March 31, 2012 versus $7,105 in the comparable period in the prior year. The Company began offering commercial service in December 2010 and generated revenue from its first clients in late January 2011. Since this time, the Company has been generating revenues on a monthly basis by providing chauffeured vehicle and concierge services.

Cost of Revenue

Cost of revenue consists of depreciation expense for the Company’s transportation vehicles as well as other direct costs of providing services. Cost of revenue totaled $2,848 for the three months ended March 31, 2012 versus $4,634 in the comparable period of the prior year.

Marketing Expenses

Marketing expenses totaled $6,079 for the three months ended March 31, 2012 compared to $7,513 in the comparable period of the prior year. The decrease can be attributed to the additional marketing and advertising expenses incurred for the launch of the Company’s services in the quarter ended March 31, 2011.

General and Administrative Expenses

General and administrative expenses totaled $12,008 for the three months ended March 31, 2012 compared to $58,273 for the three months ended March 31, 2011. The decrease in general and administrative expenses was a result of the additional legal expenses related to the Brackin O’Connor Transaction and stock based compensation charges for common stock issued to service providers incurred in the quarter ended March 31, 2011. The current period expenses are primarily comprised of $7,853 of professional fees and $1,317 of transfer agent fees as well as other general and administrative expenses.

Net Loss

Net loss totaled $9,940 for the three months ended March 31, 2012 due primarily to the marketing and general and administrative expenses discussed above which exceeded gross profits generated. Net loss totaled $63,315for the three months ended March 31, 2011.

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

Marketing Expenses

Marketing expenses totaled $7,513 for the three months ended March 31, 2011 compared to $0 in the comparable period of the prior year. The increase can be attributed to the marketing and advertising plan implemented by the Company to help launch the Company’s services.

General and Administrative Expenses

General and administrative expenses totaled $58,273 for the three months ended March 31, 2011 compared to $3,833 for the three months ended March 31, 2010. The expenses for the quarter ended March 31, 2011 are primarily comprised of $19,550 of legal expenses, $30,469 of stock based compensation charges for common stock issued to service providers, as well as other general and administrative expenses.

Net Loss

Net loss totaled $63,315 for the three months ended March 31, 2011 due primarily to the general and administrative expenses discussed above which exceeded gross profits generated. Net loss totaled $3,833 for the three months ended March 31, 2010.

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming that we will continue as a going concern. As shown in the accompanying financial statements, we incurred losses of $9,940 for the three months ended March 31, 2012 and have an accumulated deficit of $145,611 at March 31, 2012. At March 31, 2012, we had cash of $11,278.

We started to generate revenue in January 2011, however, in order to continue as a going concern, develop a reliable source of revenues, and achieve a profitable level of operations, we will need, among other things, additional capital resources. Accordingly, management’s plans to continue as a going concern include raising additional capital through sales of common stock and other securities.

Our current funding is not sufficient to continue our operations for the remainder of the year ending December 31, 2012. We will require additional debt and/or equity financing to continue our operations. We cannot provide any assurances that additional financing will be available to us or, if available, may not be available on acceptable terms.

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

Off Balance Sheet Arrangements

We did not have any significant off-balance sheet arrangements during the three months ended March 31, 2012.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2012, and this assessment identified certain material weakness in our internal control over financial reporting, including material weaknesses due to our management’s lack of segregation of duties in financial transactions or reporting as a result of the fact that we only have two officers. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible.  However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals.  Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

Based on that evaluation, management concluded that our internal control over financial reporting was not effective as of March 31, 2012.

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

* – Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 14 day of May, 2012.

VINYL PRODUCTS, INC.

By:	/s/ Doug Brackin
Doug Brackin
Chief Executive Officer
(Principal Executive Officer)

