Form 10-Q
period 2012-06-30
VINYL PRODUCTS, INC.
filed 2012-08-10
CIK 1409014

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Yes  ☐     No ☒

As of August 10, 22,564,000 shares of the registrant’s common stock were outstanding.

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.

VINYL PRODUCTS, INC.

Part I

FINANCIAL INFORMATION

Item 1.               Financial Statements.

VINYL PRODUCTS, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30	December 31
	2012	2011
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$13,812	$12,954
Prepaid expenses	3,042	1,468
TOTAL CURRENT ASSETS	16,854	14,422

Property, plant and equipment, net of accumulated depreciation	15,879	18,207
TOTAL ASSETS	$32,733	$32,629

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$52,763	$21,076
Due to related parties	57,951	48,500
Accrued interest, related parties	19,016	10,934
Accrued expenses and other current liabilities	3,250	26,736
Note payable, related party	62,500	62,500
TOTAL CURRENT LIABILITIES	195,480	169,746

TOTAL LIABILITIES	195,480	169,746

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares
issued and outstanding at December 31, 2011 and December 31, 2010, respectively	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized;
22,564,000 shares issued and outstanding at
June 30, 2012 and December 31, 2011	2,256	2,256
Additional paid-in capital	(3,702)	(3,702)
Accumulated deficit	(161,301)	(135,671)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(162,747)	(137,117)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$32,733	$32,629

See notes to consolidated financial statements

VINYL PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ending
	June 30,		June 30
	2012	2011	2012	2011
Revenue	$6,603	$6,049	$21,534	$13,154

Cost of revenue	3,909	3,853	6,756	8,487

Gross profit	$2,694	2,196	$14,778	$4,667

Operating expenses
Marketing expenses	1,050	960	10,297	8,473
General and administrative expenses	13,189	22,410	22,029	80,684

Total operating expenses	$14,239	23,370	$32,326	$89,157

Net operating loss	$(11,545)	(21,174)	$(17,548)	$(84,490)

Interest expense	4,146	3,743	8,082	3,743

Net loss	$(15,691)	$(24,917)	$(25,630)	$(88,233)

Basic and dilutive net loss	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding:
Basic	22,564,000	20,000,000	22,564,000	21,744,556
Diluted	22,564,000	20,000,000	22,564,000	21,744,556

See notes to consolidated financial statements

VINYL PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

(Unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance, December 31, 2009	20,000,000	$2,000	$18,461	$(1,971)	$18,490

Contributions from owners	-	-	32,777	-	32,777
Withdrawals by owners	-	-	(10,153)	-	(10,153)
Effect from reverse merger	64,000	6	(75,006)	-	(75,000)
Net loss for the year ended December 31, 2010	-	-	-	(15,851)	(15,851)
Balance, December 31, 2010	20,064,000	$2,006	$(33,921)	$(17,822)	$(49,737)

Issuance of common stock for services	2,500,000	250	30,219	-	30,469
Net loss for the twelve months ended December 31, 2011	-	-	-	(117,849)	(117,849)
Balance, December 31, 2011	22,564,000	$2,256	$(3,702)	$(135,671)	$(137,117)

Net loss for the six months ended June 30, 2012	-	-	-	(25,630)	(25,630)
Balance, June 30, 2012	22,564,000	$2,256	$(3,702)	$(161,301)	$(162,747)

See notes to consolidated financial statements

VINYL PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ending
	June 30
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(25,630)	$(88,233)
Adjustments to reconcile net income (loss) from operating activities to net cash provided by (used in) operating activities
Depreciation and amortization	2,328	2,328
Stock based compensation	-	30,469
Changes in:
Prepaid expenses and other current assets	(1,574)	(3,900)
Accounts payable	31,687	13,715
Accrued interest, related party	8,082	3,514
Accrued expenses and other current liabilities	(23,486)	12,000
Net cash provided by (used in) operating activities	(8,593)	(30,107)

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	-	(466)
Net cash provided by (used in) investing activities	-	(466)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of note payable	-	(62,500)
Proceeds from note payable, related party	-	62,500
Proceeds from related parties	9,451	39,856
Net cash provided by financing activities	9,451	39,856

NET INCREASE IN CASH	858	9,283

CASH AND CASH EQUIVALENTS, beginning of the period	12,954	1,366

CASH AND CASH EQUIVALENTS, end of period	$13,812	$10,649

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$-	$-
Income taxes	-	-

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

Unaudited Interim Financial Information

The accompanying consolidated balance sheet as of June 30, 2012, consolidated statements of operations for the three and six months ended June 30, 2012 and 2011, consolidated statement of owners' equity for the six months ended June 30, 2012 and consolidated statements of cash flows for the six months ended June 30, 2012 and 2011 are unaudited. These unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). In the opinion of the Company's management, the unaudited interim consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments necessary for the fair presentation of the Company's statement of financial position at June 30, 2012 and its results of operations for the three and six months ended June 30, 2012 and 2011and its statements of cash flows for the six months ended June 30, 2012 and 2011. The results for the three and six months ended June 30, 2012 are not necessarily indicative of the results to be expected for the year ending December 31, 2012.

Going Concern

The Company's financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America, and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company incurred a net loss of $25,630 during the six months ended June 30, 2012 and an accumulated deficit of $161,301 since inception. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

Cash and Cash Equivalents

Cash and equivalents include investments with initial maturities of three months or less. The Company maintains its cash balances at credit-worthy financial institutions that are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. Deposits with these banks may exceed the amount of insurance provided on such deposits; however, these deposits typically may be redeemed upon demand and, therefore, bear minimal risk. The Company had cash at June 30, 2012 of $13,812 and $12,954 at December 31, 2011.

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

No provision for federal income taxes has been recorded due to the net operating loss carry forwards totaling approximately $161,000 as of June 30, 2012 that will be offset against future taxable income.  The available net operating loss carry forwards of approximately $161,000 will expire in various years through 2032.  No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance the carry forwards will expire unused.

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

No assets were valued at fair value on a recurring or non-recurring basis as of June 30, 2012 or June 30, 2011, respectively.

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

NOTE 3—PROPERTY, PLANT AND EQUIPMENT

Components of property, plant and equipment were as follows:

	June 30	December 31
	2012	2011

Vehicles	$23,243	$23,243
Total property, plant and equipment	23,243	23,243

Less: accumulated depreciation	(7,364)	(5,036)

Property, plant and equipment, net	$15,879	$18,207

Depreciation expense totaled $2,328 and $2,328 for the six months ended June 30, 2012 and 2011, respectively. Depreciation expense is included in cost of revenues on the consolidated statement of operations.

NOTE 4—NOTES PAYABLE

On December 31, 2010, in connection with the VFC Disposition, the Company agreed to reimburse certain expenses incurred by VFC through the issuance of a promissory note in the amount of $62,500. The promissory note was paid in full in April 2011.

On April 8, 2011, the Company entered into a Promissory note with Doug Brackin for a total of $62,500. The promissory note was not paid by the maturity date of July 31, 2011, and accordingly, the note started to accrue compounding interest at 1.25% per month effective August 1, 2011. Interest expense totaled $4,923 and $1,708 for the six months ended June 30, 2012 and June 30, 2011, respectively.

NOTE 5—SHAREHOLDERS' EQUITY

The Company is authorized to issue 100,000,000 shares of $.0001 par value common stock, and had 22,564,000 shares outstanding at June 30, 2012 and December 31, 2011, respectively.

The Company is authorized to issue 10,000,000 shares of $.0001 par value preferred stock.  The Company has never issued any shares of preferred stock.

On March 1, 2011, the Company entered into three separate consulting agreements. The Company agreed to issue a total of 2,500,000 shares of restricted common stock as payment for services provided under the respective consulting agreements. The shares were valued based on the estimated fair value of the services provided as this was deemed to be the best indicator of fair value. The Company recorded stock based compensation charges of $0 during the six months ended June 30, 2012.

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

NOTE 8 – RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2012, Cardiff Partners, LLC (“CP”) advanced the Company $9,451, bringing the total advances by CP to $39,133. Keith Moore, the Company’s Treasurer, Secretary, and Director, is a managing member and 50% owner of CP. The advance bears interest at a rate of 1% per month. Interest expense totaled $2,017 and $771 for the six months ended June 30, 2012 and 2011, respectively.

During the six months ended June 30, 2012, Doug Brackin, the Company’s Chief Executive Officer, advanced the Company $0, bringing the total advances by Doug Brackin to $18,818. The advance bears interest at a rate of 1% per month. Interest expense totaled $1,142 and $1,034 for the six months ended June 30, 2012 and 2011, respectively.

On April 8, 2011, the Company entered into a Promissory note with Doug Brackin for a total of $62,500. The promissory note was not paid by the maturity date of July 31, 2011, and accordingly, the note started to accrue compounding interest at 1.25% per month effective August 1, 2011. Interest expense totaled $4,923 and $1,708 for the six months ended June 30, 2012 and 2011, respectively.

NOTE 9 - CAPITAL STOCK TRANSACTIONS

On March 1, 2011, the Company entered into three separate consulting agreements. The Company agreed to issue a total of 2,500,000 shares of restricted common stock as payment for services provided under the respective consulting agreements. The shares were valued based on the estimated fair value of the services provided as this was deemed to be the best indicator of fair value. The Company recorded stock based compensation charges of $0 during the six months ended June 30, 2012.

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

Results of Operations

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

Revenue

Revenues totaled $6,603 for the three months ended June 30, 2012 versus $6,049 in the comparable period in the prior year. The Company began offering commercial service in December 2010 and generated revenue from its first clients in late January 2011. Since this time, the Company has been generating revenues on a monthly basis by providing chauffeured vehicle and concierge services.

Cost of Revenue

Cost of revenue consists of depreciation expense for the Company’s transportation vehicles as well as other direct costs of providing services. Cost of revenue totaled $3,909 for the three months ended June 30, 2012 versus $3,853 in the comparable period of the prior year.

Marketing Expenses

Marketing expenses totaled $1,050 for the three months ended June 30, 2012 compared to $960 in the comparable period of the prior year.

General and Administrative Expenses

General and administrative expenses totaled $13,189 for the three months ended June 30, 2012 compared to $22,410 for the three months ended June 30, 2011. The decrease in general and administrative expenses was a result of the additional legal expenses related to the Brackin O’Connor Transaction and stock based compensation charges for common stock issued to service providers incurred in the quarter ended June 30, 2011. The current period expenses are primarily comprised of $10,772 of professional as well as other general and administrative expenses.

Net Loss

Net loss totaled $15,690 for the three months ended June 30, 2012 due primarily to the marketing and general and administrative expenses discussed above which exceeded gross profits generated. Net loss totaled $24,917 for the three months ended June 30, 2011.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

Revenue

Revenues totaled $21,534 for the six months ended June 30, 2012 versus $13,154 in the comparable period in the prior year. The Company began offering commercial service in December 2010 and generated revenue from its first clients in late January 2011. Since this time, the Company has been generating revenues on a monthly basis by providing chauffeured vehicle and concierge services.

Cost of Revenue

Cost of revenue consists of depreciation expense for the Company’s transportation vehicles as well as other direct costs of providing services. Cost of revenue totaled $6,756 for the six months ended June 30, 2012 versus $8,487 in the comparable period of the prior year.

Marketing Expenses

Marketing expenses totaled $10,297 for the six months ended June 30, 2012 compared to $8,473 in the comparable period of the prior year.

General and Administrative Expenses

General and administrative expenses totaled $22,029 for the six months ended June 30, 2012 compared to $80,684 for the six months ended June 30, 2011. The current period expenses are primarily comprised $18,625 in professional fees, as well as other general and administrative expenses. Expenses for the six months ended June 30, 2011 were primarily comprised of $23,800 of legal expenses, $30,469 of stock based compensation charges for common stock issued to service providers, $19,798 in professional fees, as well as other general and administrative expenses.

Net Loss

Net loss totaled $25,630 for the six months ended June 30, 2012 due primarily to the general and administrative expenses discussed above which exceeded gross profits generated. Net loss totaled $88,233 for the six months ended June 30, 2011.

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming that we will continue as a going concern. As shown in the accompanying financial statements, we incurred losses of $25,630 for the six months ended June 30, 2012 and have an accumulated deficit of $161,301 at June 30, 2012. At June 30, 2012, we had cash of $13,812.

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

Off Balance Sheet Arrangements

We did not have any significant off-balance sheet arrangements during the six months ended June 30, 2012.

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

Item 4.          Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2012, and this assessment identified certain material weakness in our internal control over financial reporting, including material weaknesses due to our management’s lack of segregation of duties in financial transactions or reporting as a result of the fact that we only have two officers. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible.  However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals.  Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

Based on that evaluation, management concluded that our internal control over financial reporting was not effective as of June 30, 2012.

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

* – Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 10th day of August, 2012.

VINYL PRODUCTS, INC.

By:	/s/ Doug Brackin
Doug Brackin
Chief Executive Officer
(Principal Executive Officer)

