Form 10-Q
period 2012-09-30
VINYL PRODUCTS, INC.
filed 2012-11-19
CIK 1409014

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Yes  ☐   No ☒

As of November 14, 2012 22,564,000 shares of the registrant’s common stock were outstanding.

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.

VINYL PRODUCTS, INC.

Part I

FINANCIAL INFORMATION

Item 1. Financial Statements.

VINYL PRODUCTS, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30	December 31
	2012	2011
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$14,711	$12,954
Prepaid expenses	1,765	1,468
TOTAL CURRENT ASSETS	16,476	14,422

Property, plant and equipment, net of accumulated depreciation	14,715	18,207
TOTAL ASSETS	$31,191	$32,629

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$60,712	$21,076
Due to related parties	61,601	48,500
Accrued interest, related parties	23,566	10,934
Accrued expenses and other current liabilities	3,250	26,736
Note payable, related party	62,500	62,500
TOTAL CURRENT LIABILITIES	211,629	169,746

TOTAL LIABILITIES	211,629	169,746

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding at September 30, 2012 and December 31, 2012, respectively	0	0
Common stock, $0.0001 par value; 100,000,000 shares authorized; 22,564,000 shares issued and outstanding at September 30, 2012 and December 31, 2011	2,256	2,256
Additional paid-in capital	(3,702)	(3,702)
Accumulated deficit	(178,992)	(135,671)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(180,438)	(137,117)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$31,191	$32,629

See notes to consolidated financial statements

VINYL PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ending
	September 30		September 30
	2012	2011	2012	2011
Revenue	$2,604	$4,180	$24,138	$17,334

Cost of revenue	2,108	3,909	8,864	12,396

Gross profit	$496	$271	$15,274	$4,938

Operating expenses
Marketing expenses	245	1,435	7,373	9,908
General and administrative expenses	13,392	10,520	38,590	91,203

Total operating expenses	$13,637	$11,955	$45,963	$101,111

Net operating loss	$(13,141)	$(11,684)	$(30,689)	$(96,173)

Interest expense	4,550	3,559	12,632	7,302

Net loss	$(17,691)	$(15,243)	$(43,321)	$(103,475)

Basic and dilutive net loss	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding:
Basic	22,564,000	22,564,000	22,564,000	22,118,381
Diluted	22,564,000	22,564,000	22,564,000	22,118,381

See notes to consolidated financial statements

VINYL PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ending
	September 30
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(43,321)	$(103,475)
Adjustments to reconcile net income (loss) from operating activities to net cash provided by (used in) operating activities
Depreciation and amortization	3,492	3,492
Stock based compensation	0	30,469
Changes in:
Prepaid expenses and other current assets	(297)	(2,685)
Accounts payable	39,636	14,499
Accrued interest, related party	12,632	7,073
Accrued expenses and other current liabilities	(23,486)	15,250
Net cash provided by (used in) operating activities	(11,344)	(35,377)

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	0	(466)
Net cash provided by (used in) investing activities	0	(466)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of note payable	0	(62,500)
Proceeds from note payable, related party	0	62,500
Proceeds from related parties	13,101	44,491
Net cash provided by financing activities	13,101	44,491

NET INCREASE IN CASH	1,757	8,648

CASH AND CASH EQUIVALENTS, beginning of the period	12,954	1,366

CASH AND CASH EQUIVALENTS, end of period	$14,711	$10,014

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$0	$0
Income taxes	0	0

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

Buffalo Boss Transaction

On September 12, 2012, the Company entered into a binding letter of intent (the “LOI”) to merge with Buffalo Boss Holdings, Inc. (“Buffalo Boss”). Additionally, the parties have agreed that within sixty (60) days following the purchase of 3,000,000 shares of common stock of Buffalo Boss by the Company for $324,000, Buffalo Boss shall grant the Company a master franchise agreement for no initial master franchise fee, which shall cover the United Kingdom and Canada (“Master Franchise Agreement”).  Buffalo Boss operates an organic fast food chicken wing restaurant located in Brooklyn, New York and has entered into an agreement to open a second location in the Barclays Center located in Brooklyn, New York. Upon closing of the merger with Buffalo Boss, the Company has agreed to issue no less than 50,000,000 and up to 75,000,000 shares of our common stock with Vinyl Products, Inc. being the surviving company (the “Merger”). Immediately following the Merger, the Company shall change its name to Buffalo Boss Holdings, Inc. or Buffalo Boss International, Inc. as determined solely by Buffalo Boss. Upon completion of the Merger, the Company will have 75,000,000 shares of its common stock issued and outstanding.

The Merger is subject to the following conditions:

•	The purchase of 3,000,000 shares of common stock of Buffalo Boss by the Company for $324,000, prior to the Merger;
•	The completion of audited financial statements for Buffalo Boss for the years ended December 31, 2010 and 2011 and unaudited financial statements for Buffalo Boss for the nine month period ended September 30, 2012; and
•	The settlement of all outstanding Company liabilities.

If the Company fails or refuses to close the Merger by December 31, 2012, Buffalo Boss may terminate the LOI. Additionally, the LOI may be terminated by the mutual consent of the parties, or if there is a material breach of any representation or warranty by the Company or Buffalo Boss.

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

Business Overview of Buffalo Boss

Buffalo Boss operates an organic fast food chicken wing restaurant located in Brooklyn, New York and has entered into an agreement to open a second location in the Barclays Center located in Brooklyn, New York.

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

Unaudited Interim Financial Information

The accompanying consolidated balance sheet as of September 30, 2012, consolidated statements of operations for the three and nine months ended September 30, 2012 and 2011, consolidated statement of owners' equity for the nine months ended September 30, 2012 and consolidated statements of cash flows for the nine months ended September 30, 2012 and 2011 are unaudited. These unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). In the opinion of the Company's management, the unaudited interim consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments necessary for the fair presentation of the Company's statement of financial position at September 30, 2012 and its results of operations for the three and nine months ended September 30, 2012 and 2011and its statements of cash flows for the nine months ended September 30, 2012 and 2011. The results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results to be expected for the year ending December 31, 2012.

Going Concern

The Company's financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America, and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company incurred a net loss of $43,321 during the nine months ended September 30, 2012 and an accumulated deficit of $178,992 since inception. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

Cash and Cash Equivalents

Cash and equivalents include investments with initial maturities of three months or less. The Company maintains its cash balances at credit-worthy financial institutions that are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. Deposits with these banks may exceed the amount of insurance provided on such deposits; however, these deposits typically may be redeemed upon demand and, therefore, bear minimal risk. The Company had cash at September 30, 2012 of $14,711 and $12,954 at December 31, 2011.

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

No provision for federal income taxes has been recorded due to the net operating loss carry forwards totaling approximately $179,000 as of September 30, 2012 that will be offset against future taxable income.  The available net operating loss carry forwards of approximately $179,000 will expire in various years through 2032.  No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance the carry forwards will expire unused.

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

No assets were valued at fair value on a recurring or non-recurring basis as of September 30, 2012 or September 30, 2011, respectively.

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

Recent Accounting Pronouncements

In October 2012, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2012-04, “Technical Corrections and Improvements” in Accounting Standards Update No. 2012-04. The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 is not expected to have a material impact on our financial position or results of operations.

In August 2012, the FASB issued ASU 2012-03, “Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22 (SEC Update)” in Accounting Standards Update No. 2012-03. This update amends various SEC paragraphs pursuant to the issuance of SAB No. 114. The adoption of ASU 2012-03 is not expected to have a material impact on our financial position or results of operations.

In July 2012, the FASB issued ASU 2012-02, “Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” in Accounting Standards Update No. 2012-02. This update amends ASU 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment and permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles - Goodwill and Other - General Intangibles Other than Goodwill. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The adoption of ASU 2012-02 is not expected to have a material impact on our financial position or results of operation.

In December 2011, the FASB issued ASU 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income” in Accounting Standards Update No. 2011-05. This update defers the requirement to present items that are reclassified from accumulated other comprehensive income to net income in both the statement of income where net income is presented and the statement where other comprehensive income is presented. The adoption of ASU 2011-12 is not expected to have a material impact on our financial position or results of operations.

In December 2011, the FASB issued ASU No. 2011-11 “Balance Sheet: Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”). This Update requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS. The amended guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Company is currently evaluating the impact, if any, that the adoption of this pronouncement may have on its results of operations or financial position.

NOTE 3—PROPERTY, PLANT AND EQUIPMENT

Components of property, plant and equipment were as follows:

	September 30	December 31
	2012	2011

Vehicles	$23,243	$23,243
Total property, plant and equipment	23,243	23,243

Less: accumulated depreciation	(8,528)	(5,036)

Property, plant and equipment, net	$14,715	$18,207

Depreciation expense totaled $3,492 and $3,492 for the nine months ended September 30, 2012 and 2011, respectively. Depreciation expense is included in cost of revenues on the consolidated statement of operations.

NOTE 4—NOTES PAYABLE

On December 31, 2010, in connection with the VFC Disposition, the Company agreed to reimburse certain expenses incurred by VFC through the issuance of a promissory note in the amount of $62,500. The promissory note was paid in full in April 2011.

On April 8, 2011, the Company entered into a Promissory note with Doug Brackin for a total of $62,500. The promissory note was not paid by the maturity date of July 31, 2011, and accordingly, the note started to accrue compounding interest at 1.25% per month effective August 1, 2011. Interest expense totaled $12,632 and $7,302 for the nine months ended September 30, 2012 and September 30, 2011, respectively.

NOTE 5—SHAREHOLDERS' EQUITY

The Company is authorized to issue 100,000,000 shares of $.0001 par value common stock, and had 22,564,000 shares outstanding at September 30, 2012 and December 31, 2011, respectively.

The Company is authorized to issue 10,000,000 shares of $.0001 par value preferred stock.  The Company has never issued any shares of preferred stock.

On March 1, 2011, the Company entered into three separate consulting agreements. The Company agreed to issue a total of 2,500,000 shares of restricted common stock as payment for services provided under the respective consulting agreements. The shares were valued based on the estimated fair value of the services provided as this was deemed to be the best indicator of fair value. The Company recorded stock based compensation charges of $0 during the nine months ended September 30, 2012.

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

NOTE 8 – RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2012, Cardiff Partners, LLC (“CP”) advanced the Company $13,101 bringing the total advances by CP to $42,783. Keith Moore, the Company’s Treasurer, Secretary, and Director, is a managing member and 50% owner of CP. The advance bears interest at a rate of 1% per month. Interest expense totaled $3,528 and $1,497 for the nine months ended September 30, 2012 and 2011, respectively.

During the nine months ended September 30, 2012, Doug Brackin, the Company’s Chief Executive Officer, advanced the Company $0, bringing the total advances by Doug Brackin to $18,818. The advance bears interest at a rate of 1% per month. Interest expense totaled $1,719 and $1,611 for the nine months ended September 30, 2012 and 2011, respectively.

On April 8, 2011, the Company entered into a Promissory note with Doug Brackin for a total of $62,500. The promissory note was not paid by the maturity date of July 31, 2011, and accordingly, the note started to accrue compounding interest at 1.25% per month effective August 1, 2011. Interest expense totaled $7,385 and $3,964 for the nine months ended September 30, 2012 and 2011, respectively.

NOTE 9 - CAPITAL STOCK TRANSACTIONS

On March 1, 2011, the Company entered into three separate consulting agreements. The Company agreed to issue a total of 2,500,000 shares of restricted common stock as payment for services provided under the respective consulting agreements. The shares were valued based on the estimated fair value of the services provided as this was deemed to be the best indicator of fair value. The Company recorded stock based compensation charges of $0 during the nine months ended September 30, 2012.

On September 12, 2012, the Company entered into a binding letter of intent (the “LOI”) to merge with Buffalo Boss Holdings, Inc. (“Buffalo Boss”). Additionally, the parties have agreed that within sixty (60) days following the purchase of 3,000,000 shares of common stock of Buffalo Boss by the Company for $324,000, Buffalo Boss shall grant the Company a master franchise agreement for no initial master franchise fee, which shall cover the United Kingdom and Canada (“Master Franchise Agreement”).  Buffalo Boss operates an organic fast food chicken wing restaurant located in Brooklyn, New York and has entered into an agreement to open a second location in the Barclays Center located in Brooklyn, New York. Upon closing of the merger with Buffalo Boss, the Company has agreed to issue no less than 50,000,000 and up to 75,000,000 shares of our common stock with Vinyl Products, Inc. being the surviving company (the “Merger”). Immediately following the Merger, the Company shall change its name to Buffalo Boss Holdings, Inc. or Buffalo Boss International, Inc. as determined solely by Buffalo Boss. Upon completion of the Merger, the Company will have 75,000,000 shares of its common stock issued and outstanding.

The Merger is subject to the following conditions:

•	The purchase of 3,000,000 shares of common stock of Buffalo Boss by the Company for $324,000, prior to the Merger;
•	The completion of audited financial statements for Buffalo Boss for the years ended December 31, 2010 and 2011 and unaudited financial statements for Buffalo Boss for the nine month period ended September 30, 2012; and
•	The settlement of all outstanding Company liabilities.

If the Company fails or refuses to close the Merger by December 31, 2012, Buffalo Boss may terminate the LOI. Additionally, the LOI may be terminated by the mutual consent of the parties, or if there is a material breach of any representation or warranty by the Company or Buffalo Boss.

NOTE 10 – SUBSEQUENT EVENTS

There are no subsequent events to disclose through the date of this filing.

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

Results of Operations

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

Revenue

Revenues totaled $2,604 for the three months ended September 30, 2012 versus $4,180 in the comparable period in the prior year. The Company began offering commercial service in December 2010 and generated revenue from its first clients in late January 2011. Since this time, the Company has been generating revenues on a monthly basis by providing chauffeured vehicle and concierge services.

Cost of Revenue

Cost of revenue consists of depreciation expense for the Company’s transportation vehicles as well as other direct costs of providing services. Cost of revenue totaled $2,109 for the three months ended September 30, 2012 versus $3,909 in the comparable period of the prior year.

Marketing Expenses

Marketing expenses totaled $245 for the three months ended September 30, 2012 compared to $1,435 in the comparable period of the prior year.

General and Administrative Expenses

General and administrative expenses totaled $13,392 for the three months ended September 30, 2012 compared to $10,520 for the three months ended September 30, 2011. The increase in general and administrative expenses was a result of the additional legal expenses related to Buffalo Boss LOI. The current period expenses are primarily comprised of $7,585 of professional as well as other general and administrative expenses.

Net Loss

Net loss totaled $17,691 for the three months ended September 30, 2012 due primarily to the general and administrative expenses discussed above which exceeded gross profits generated. Net loss totaled $15,243 for the three months ended September 30, 2011.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

Revenue

Revenues totaled $24,138 for the nine months ended September 30, 2012 versus $17,334 in the comparable period in the prior year. The Company began offering commercial service in December 2010 and generated revenue from its first clients in late January 2011. Since this time, the Company has been generating revenues on a monthly basis by providing chauffeured vehicle and concierge services.

Cost of Revenue

Cost of revenue consists of depreciation expense for the Company’s transportation vehicles as well as other direct costs of providing services. Cost of revenue totaled $8,864 for the nine months ended September 30, 2012 versus $12,396 in the comparable period of the prior year.

Marketing Expenses

Marketing expenses totaled $7,373 for the nine months ended September 30, 2012 compared to $9,908 in the comparable period of the prior year.

General and Administrative Expenses

General and administrative expenses totaled $38,590 for the nine months ended September 30, 2012 compared to $91,203 for the nine months ended September 30, 2011. The current period expenses are primarily comprised $26,210 in professional fees, as well as other general and administrative expenses. Expenses for the nine months ended September 30, 2011 were primarily comprised of $24,300 of legal expenses, $30,469 of stock based compensation charges for common stock issued to service providers, $27,872 in professional fees, as well as other general and administrative expenses.

Net Loss

Net loss totaled $43,321 for the nine months ended September 30, 2012 due primarily to the general and administrative expenses discussed above which exceeded gross profits generated. Net loss totaled $103,475 for the nine months ended September 30, 2011.

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming that we will continue as a going concern. As shown in the accompanying financial statements, we incurred losses of $43,321 for the nine months ended September 30, 2012 and have an accumulated deficit of $178,992 at September 30, 2012. At September 30, 2012, we had cash of $14,711.

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

Off Balance Sheet Arrangements

We did not have any significant off-balance sheet arrangements during the nine months ended September 30, 2012.

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

Recently Issued Accounting Pronouncements

In October 2012, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2012-04, “Technical Corrections and Improvements” in Accounting Standards Update No. 2012-04. The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 is not expected to have a material impact on our financial position or results of operations.

In August 2012, the FASB issued ASU 2012-03, “Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22 (SEC Update)” in Accounting Standards Update No. 2012-03. This update amends various SEC paragraphs pursuant to the issuance of SAB No. 114. The adoption of ASU 2012-03 is not expected to have a material impact on our financial position or results of operations.

In July 2012, the FASB issued ASU 2012-02, “Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” in Accounting Standards Update No. 2012-02. This update amends ASU 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment and permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles - Goodwill and Other - General Intangibles Other than Goodwill. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The adoption of ASU 2012-02 is not expected to have a material impact on our financial position or results of operation.

In December 2011, the FASB issued ASU 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income” in Accounting Standards Update No. 2011-05. This update defers the requirement to present items that are reclassified from accumulated other comprehensive income to net income in both the statement of income where net income is presented and the statement where other comprehensive income is presented. The adoption of ASU 2011-12 is not expected to have a material impact on our financial position or results of operations.

In December 2011, the FASB issued ASU No. 2011-11 “Balance Sheet: Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”). This Update requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS. The amended guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Company is currently evaluating the impact, if any, that the adoption of this pronouncement may have on its results of operations or financial position.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company and therefore, we are not required to provide information required by this item of Form 10-Q.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2012, and this assessment identified certain material weakness in our internal control over financial reporting, including material weaknesses due to our management’s lack of segregation of duties in financial transactions or reporting as a result of the fact that we only have two officers. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible.  However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals.  Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

Based on that evaluation, management concluded that our internal control over financial reporting was not effective as of September 30, 2012.

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

On September 12, 2012, the Company entered into a binding letter of intent (the “LOI”) to merge with Buffalo Boss Holdings, Inc. (“Buffalo Boss”). Additionally, the parties have agreed that within sixty (60) days following the purchase of 3,000,000 shares of common stock of Buffalo Boss by the Company for $324,000, Buffalo Boss shall grant the Company a master franchise agreement for no initial master franchise fee, which shall cover the United Kingdom and Canada (“Master Franchise Agreement”).  Buffalo Boss operates an organic fast food chicken wing restaurant located in Brooklyn, New York and has entered into an agreement to open a second location in the Barclays Center located in Brooklyn, New York. Upon closing of the merger with Buffalo Boss, the Company has agreed to issue no less than 50,000,000 and up to 75,000,000 shares of our common stock with Vinyl Products, Inc. being the surviving company (the “Merger”). Immediately following the Merger, the Company shall change its name to Buffalo Boss Holdings, Inc. or Buffalo Boss International, Inc. as determined solely by Buffalo Boss. Upon completion of the Merger, the Company will have 75,000,000 shares of its common stock issued and outstanding.

The Merger is subject to the following conditions:

•	The purchase of 3,000,000 shares of common stock of Buffalo Boss by the Company for $324,000, prior to the Merger;
•	The completion of audited financial statements for Buffalo Boss for the years ended December 31, 2010 and 2011 and unaudited financial statements for Buffalo Boss for the nine month period ended September 30, 2012; and
•	The settlement of all outstanding Company liabilities.

If the Company fails or refuses to close the Merger by December 31, 2012, Buffalo Boss may terminate the LOI. Additionally, the LOI may be terminated by the mutual consent of the parties, or if there is a material breach of any representation or warranty by the Company or Buffalo Boss.

Item 3.	Defaults Upon Senior Securities.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit No.	Description

21.1*	Subsidiaries of Registrant.
31.1*	Certification of Chief Executive Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* – Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 19th day of November, 2012.

VINYL PRODUCTS, INC.

By:	/s/ Doug Brackin
Doug Brackin
Chief Executive Officer
(Principal Executive Officer)