Form 10-K
period 2012-12-31
VINYL PRODUCTS, INC.
filed 2013-03-26
CIK 1409014

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED December 31, 2012

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

COMMISSION FILE NUMBER 000-52769

VINYL PRODUCTS, INC.

(Exact name of registrant as specified in its charter)

NEVADA	26-0295367
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5000 Birch Street, Suite 4800, Newport Beach, CA	92660
(Address of principal executive offices)	(Zip Code)

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

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-accelerated Filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

  State the aggregate market value of the voting and non-voting equity held by non-affiliates of the Registrant computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of December 31, 2012:  $0.00

Indicate by check mark whether the issuer filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.   Yes ☐ No ☒

As of March 25, 2013, 22,564,000 shares of the Registrant’s Common Stock were outstanding.

Vinyl Products, Inc.

FORM 10-K

For the Fiscal Year Ended December 31, 2012

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

Employees

As of March 25, 2013, we had no full-time employees and no independent contractors.

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

While at December 31, 2012, we had cash on hand of $7,963, we have accumulated a deficit of $195,863. At this rate, we anticipate that additional funding will be needed for general administrative expenses and marketing costs.

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

If a market for our common stock develops, its market price could fluctuate substantially due to a variety of factors, including market perception of our ability to achieve the development of our business and otherwise meet our growth projections and expectations, quarterly operating results of other companies in the same industry, trading volume in our common stock, changes in general conditions in the economy and the financial markets or other developments affecting our business and the business of others in our industry.  In addition, the stock market itself is subject to extreme price and volume fluctuations.  This volatility has had a significant effect on the market price of securities issued by many companies for reasons unrelated to their operating performance and could have the same effect on our common stock.

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

Item 2.          Description of Properties.

Offices

As of February 2013, our corporate offices are located 5000 Birch Street, Suite 4800, Newport Beach, CA 92660. We currently are not assessed any rental charges for the use of this space.

The premises used during the year ended December 31, 2012 were provided to us without charge. We have reviewed the estimated fair market value of the rent for the space used and concluded it to be immaterial to the financial statements individually and taken as a whole, as such, no expense for rent has been recorded for the period shown.

We do not currently own or lease any real property.

Item 3.          Legal Proceedings.

There are no other legal proceedings are currently pending or, to our knowledge, threatened against us that, in the opinion of our management, could reasonably be expected to have a material adverse effect on our business or financial condition or results of operations.

Item 4.          Mine Safety Disclosures

Not Applicable

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

There were 35 holders of record of our common stock as of March 25, 2013.

We did not pay dividends on our common stock for the year ended December 31, 2012 and have no plans to do so in the foreseeable future.

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

Results of Operations

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Expenses

Operating expenses totaled $56,846 for the year ended December 31, 2012 compared to $110,774 in the prior year. Current year operating expenses included selling, general and administrative expenses.

Net Income / Loss

Net loss totaled $60,192 for the year ended December 31, 2012 due primarily to the selling, general and administrative expenses discussed above. Net loss totaled $117,849 for the year ended December 31, 2011 due to the selling, general and administrative expenses discussed above.

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

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming that we will continue as a going concern. As shown in the accompanying financial statements, we incurred losses of $60,192 for the year ended December 31, 2012 and have an accumulated deficit of $195,863 at December 31, 2012. At December 31, 2012, we had cash of $7,963.

We started to generate revenue in January 2011, however, in order to continue as a going concern, develop a reliable source of revenues, and achieve a profitable level of operations, we will need, among other things, additional capital resources. Accordingly, management’s plans to continue as a going concern include raising additional capital through sales of common stock and other securities.

Our current funding is not sufficient to continue our operations for the remainder of the fiscal year ending December 31, 2013. We will require additional debt and/or equity financing to continue our operations. We cannot provide any assurances that additional financing will be available to us or, if available, may not be available on acceptable terms.

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

Impairment of Long-Lived Assets

The Company adopted Accounting Standards Codification subtopic 360-10, Property, Plant and Equipment ("ASC 360-10"). ASC 360-10 requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company evaluates its long-lived assets for impairment annually or more often if events and circumstances warrant. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. ASC 360-10 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell. The Company performed an annual review for impairment and none existed as of December 31, 2012.

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

Recently Issued Accounting Pronouncements

In October 2012, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2012-04, “Technical Corrections and Improvements” in Accounting Standards Update No. 2012-04. The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 did not impact the Company's results of operations or financial condition.

In August 2012, the FASB issued ASU 2012-03, “Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22 (SEC Update)” in Accounting Standards Update No. 2012-03. This update amends various SEC paragraphs pursuant to the issuance of SAB No. 114. The adoption of ASU 2012-03 did not impact the Company's results of operations or financial condition.

In July 2012, the FASB issued ASU 2012-02, “Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” in Accounting Standards Update No. 2012-02. This update amends ASU 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment and permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles - Goodwill and Other - General Intangibles Other than Goodwill. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The adoption of ASU 2012-02 did not impact the Company's results of operations or financial condition.

In December 2011, the FASB issued ASU 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income” in Accounting Standards Update No. 2011-05. This update defers the requirement to present items that are reclassified from accumulated other comprehensive income to net income in both the statement of income where net income is presented and the statement where other comprehensive income is presented. The adoption of ASU 2011-12 did not impact the Company's results of operations or financial condition.

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

Item 9A.       Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 15d-15 under the Securities Exchange Act of 1934.  Based upon that evaluation, our management, including our chief executive officer and principal financial officer, concluded that our disclosure controls and procedures were not effective as of December 31, 2012 and December 31, 2011 for the reasons described below.

Management’s report on internal controls over financial reporting

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting, as defined under Rule 15d-15(f) under the Securities Exchange Act of 1934.  Management has assessed the effectiveness of our internal controls over financial reporting as of December 31, 2012 and December 31, 2011 based on the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our internal control system was designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. An internal control material weakness is a significant deficiency, or aggregation of deficiencies, that does not reduce to a relatively low level the risk that material misstatements in financial statements will be prevented or detected on a timely basis by employees in the normal course of their work. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012 and December 31, 2011, and this assessment identified certain material weakness in our internal control over financial reporting, including material weaknesses due to our management’s lack of segregation of duties in financial transactions or reporting as a result of the fact that we only have one officer. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible.  However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals.  Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness

Based on that evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2012 and December 31, 2011.

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

Changes in internal control over financial reporting

There were no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during our fiscal years ended December 31, 2012 and December 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. In the estimation of our senior management, none of the changes in the composition of management have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.       Other Information

None.

PART III

Item 10.          Directors and Executive Officers of Vinyl Products, Inc.

Our executive officer and directors and their ages as of March 25, 2013 are as follows:

Director:

Name	Age

Douglas Brackin	50	President and Director

Keith Moore	52	Treasurer, Secretary and Director

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

Mr. Moore co-founded Monarch Bay Securities, LLC, a FINRA member broker dealer in 2006. He has served his entire career founding, growing and financing technology and service companies. Throughout his career Mr. Moore has served in various executive capacities for micro-cap to Russell 1000 companies, including Activision, Inc., DataLogic International, Inc., and POPcast Communications Corp. Mr. Moore has raised over $100 million for these organizations and has grown collective revenues in excess of $600 million.

From 1996 through 2007, Mr. Moore served in Chief Executive and other executive capacities for DataLogic International, Inc., POPcast Communications Corp., and iTechexpress, Inc., overseeing their respective strategic growth and capital raises. From 1991 through 1996, Mr. Moore served as President, Chief Operating Officer, Chief Financial Officer, Director and Consultant of Activision, Inc. (NASDAQ: ATVI), recognized as the international market leader in videogames. Mr. Moore is a founder of International Consumer Technologies Corp. and was Vice President, Chief Financial Officer and Director since its inception in July 1986 until its merger into Activision in December 1991. Mr. Moore, board Emeritus of the Mission Hospital Foundation Board of Directors earned a B.S. in Accounting and a Masters in Finance from Eastern Michigan University.

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

Code of Ethics for Chief Executive Officer and Senior Financial Officers. We have adopted a Code of Ethics that applies to our principal executive officers and principal financial officer (or persons performing similar functions) that is designed to comply with Item 406 of Regulation S-K.  A copy of our Code of Ethics will also be furnished, without charge, in print to any person who requests such copy by writing to the Company’s Secretary at: Vinyl Products, Inc., 5000 Birch Street, Suite 4800, Newport Beach, CA 92660.

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

Compensation of Directors

We do not currently pay any cash fees to our directors, but we pay directors’ expenses in attending board meetings. During the fiscal years ended December 31, 2012 and December 31, 2011, no director expenses were incurred.

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

We may enter into indemnification agreements with each of our directors and officers that are, in some cases, broader than the specific March 25, 2013, we have not entered into any indemnification agreements with our directors or officers, but may choose to do so in the future.  Such indemnification agreements may require us, among other things, to:

☐	indemnify officers and directors against certain liabilities that may arise because of their status as officers or directors;
☐	advance expenses, as incurred, to officers and directors in connection with a legal proceeding, subject to limited exceptions; or
☐	obtain directors’ and officers’ insurance.

We are permitted to apply for insurance on behalf of any director, officer, employee or other agent for liability arising out of his actions.

Item 11.        Executive Compensation.

The table below summarizes all compensation awarded to, earned by, or paid to our executive officer by any person for all services rendered in all capacities to us for the years ended December 31, 2012 and 2011.

Name and Principal Position (a)	Year (b)	Salary (c )	Bonus (d)	Stock Awards (e)	Option Awards (f)	Non-Equity Incentive Plan Compensation (g)	Non-Qualified Deferred Compensation Earnings (h)	All Other Compensation (i)	Total (j)

Doug Brackin	2012	$0	$0	$0	$0	$0	$0	$0	$0
Current Chief Executive Office and Director	2011	$0	$0	$0	$0	$0	$0	$0	$0

Keith Moore	2012	$0	$0	$0	$0	$0	$0	$0	$0
Current Treasurer and Director	2011	$0	$0	$0	$0	$0	$0	$0	$0

Outstanding Equity Awards at Fiscal Year-End

As of March 25, 2013, there were no outstanding equity awards held by any named executive officer.

Employment Agreements

As of March 25, 2013, we were not a party to any employment agreement with any named executive officer.

Compensation Committee Interlocks and Insider Participation

Due to the limited number of directors constituting our Board of Directors, the full Board of Directors considers and participates in the compensation of our executive officers.

Item 12.       Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding beneficial ownership of our common stock as of March 25, 2013:

•	by each person who is known by us to beneficially own more than 5% of our common stock;
•	by each of our executive officers and directors; and
•	by all of our executive officers and directors as a group.

Title of Class	Name and address of beneficial owner	Amount of Beneficial Ownership		Percent of class (1)

Common Stock	Douglas Brackin 755 E. Chaparral Rd, #18 Scottsdale, AZ 85250	20,000,000	(2)	88.6%

Common Stock	Joy Brackin 755 E. Chaparral Rd, #18 Scottsdale, AZ 85250	20,000,000	(2)	88.6%

Common Stock	All Officers and Directors as a group	20,000,000 shares		88.6%

(1)	The percent of class is based on 22,564,000 shares of common stock issued and outstanding as of March 25, 2013.

(2)	Includes 10,000,000 shares owned in the name of Douglas Brackin and 10,000,000 owned in the name of Mr. Brackin’s wife, Joy Brackin.

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

During the year ended December 31, 2012, Cardiff Partners, LLC advanced the Company $19,952, and the Company paid back $315 of previous advances to Cardiff Partners. Keith Moore, the Company’s Treasurer, Secretary, and Director, is a managing member and 50% owner of Cardiff Partners. The advance bears interest at a rate of 1% per month. The total outstanding advance balance from Cardiff Partners to the Company at December 31, 2012 was $58,137. Interest expense totaled $5,966 for the twelve months ended December 31, 2012. No interest was paid by the Company to Cardiff Partners during the twelve months ended December 31, 2012

During the twelve months ended December 31, 2012, Doug Brackin, the Company’s Chief Executive Officer, did not advance the Company additional money. The Company paid back $10,000 of previous advances owed to Mr. Brackin, leaving a balance due to Mr. Brackin of $8,818, The advance bears interest at a rate of 1% per month. Interest expense totaled $2,239 for the twelve months ended December 31, 2012.

On April 8, 2011, the Company entered into a Promissory note with Doug Brackin for a total of $62,500. The promissory note was not paid by the maturity date of July 31, 2011, and accordingly, the note started to accrue compounding interest at 1.25% per month effective August 1, 2011. Interest expense totaled $9,847 for the twelve months ended December 31, 2012.

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

	Years Ended
	December 31,
	2012	2011
M&K CPAs, PLLC
Audit Fees	$9,000	$8,500
Audit-related fees	$0	$0
Tax fees	$-	$-
All other fees	$-	$-

Our Board of Directors established a policy whereby the outside auditors are required to seek pre-approval on an annual basis of all audit, audit-related, tax and other services by providing a prior description of the services to be performed. For the year ended December 31, 2012, 100% of all audit-related services were pre-approved by the Board of Directors, which concluded that the provision of such services by M&K was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions.

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

Dated: March 25, 2013	VINYL PRODUCTS, INC.
(Registrant)

	By:	/s/ Douglas Brackin
President and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Douglas Brackin	President and Director (Principal Executive Officer)	March 25, 2013
Douglas Brackin

/s/ Keith Moore	Treasure, Secretary and Director (Principal Financial and Accounting Officer)	March 25, 2013
Keith Moore

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED

PURSUANT TO SECTION 15(d) OF THE EXCHANGE ACT BY NON-REPORTING ISSUERS

1.	No annual report to security holders covering the company’s year ended December 31, 2012, has been sent as of the date of this report.

2.	No proxy soliciting material has been sent to the company’s security holders with respect to the 2012 annual meeting of security holders.

3.	If such report or proxy material is furnished to security holders subsequent to the filing of this Report on Form 10-K, the company will furnish copies of such material to the Commission at the time it is sent to security holders.

ANNUAL REPORT ON FORM 10-K

ITEM 7

FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2012 and 2011

VINYL PRODUCTS, INC.

INDEX TO FINANCIAL STATEMENTS

Page
Vinyl Products, Inc.
Financial Statements
Report of Independent Registered Public Accounting Firm	F-2
Balance Sheets at December 31, 2012 and 2011	F-3
Statements of Operations for the Fiscal Years Ended December 31, 2012 and 2011	F-4
Statements of Stockholders' Equity (Deficit) for the Fiscal Years Ended December 31, 2012 and 2011	F-5
Statements of Cash Flows for the Fiscal Years Ended December 31, 2012 and 2011	F-6
Notes to Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Management
Vinyl Products, Inc.

We have audited the accompanying balance sheets of Vinyl Products, Inc. (the "Company") as of December 31, 2012 and 2011 and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2012 and December 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vinyl Products, Inc. as of December 31, 2012 and 2011 and the results of its operations and cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

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

 /s/ M&K CPAS, PLLC

M&K CPAS, PLLC

www.mkacpas.com
Houston, Texas
March 25, 2013

VINYL PRODUCTS, INC.

BALANCE SHEETS

	December 31	December 31
	2012	2011
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$7,963	$12,954
Prepaid expenses	489	1,468
TOTAL CURRENT ASSETS	8,452	14,422

Property, plant and equipment, net of accumulated depreciation	13,551	18,207
TOTAL ASSETS	$22,003	$32,629

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$68,189	$21,076
Due to related parties	58,137	48,500
Accrued interest, related parties	28,986	10,934
Accrued expenses and other current liabilities	1,500	26,736
Note payable, related party	62,500	62,500
TOTAL CURRENT LIABILITIES	219,312	169,746

TOTAL LIABILITIES	219,312	169,746

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding at December 31, 2012 and December 31, 2011	0	0
Common stock, $0.0001 par value; 100,000,000 shares authorized; 22,564,000 shares issued and outstanding at December 31, 2012 and December 31, 2011	2,256	2,256
Additional paid-in capital	(3,702)	(3,702)
Accumulated deficit	(195,863)	(135,671)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(197,309)	(137,117)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$22,003	$32,629

See notes to financial statements

VINYL PRODUCTS, INC.

STATEMENTS OF OPERATIONS

	Twelve Months Ending
	December 31
	2012	2011
Revenue	$32,270	$24,773

Cost of revenue	17,564	20,685

Gross profit	$14,706	$4,088

Operating expenses
Marketing expenses	8,069	10,297
General and administrative expenses	48,777	100,477

Total operating expenses	$56,846	$110,774

Net operating loss	$(42,140)	$(106,686)

Interest expense	18,052	11,163

Net loss	$(60,192)	$(117,849)

Basic and dilutive net loss	$(0.00)	$(0.01)

Weighted average number of common shares outstanding:
Basic	22,564,000	22,153,041
Diluted	22,564,000	22,153,041

See notes to financial statements

VINYL PRODUCTS, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance, December 31, 2010	20,064,000	$2,006	$(33,921)	$(17,822)	$(49,737)

Issuance of common stock for services	2,500,000	250	30,219	0	30,469
Net loss for the year ended December 31, 2011	0	0	0	(117,849)	(117,849)
Balance, December 31, 2011	22,564,000	$2,256	$(3,702)	$(135,671)	$(137,117)

Net loss for the year ended December 31, 2012	0	0	0	(60,192)	(60,192)
Balance, December 31, 2012	22,564,000	$2,256	$(3,702)	$(195,863)	$(197,309)

See notes to financial statements

VINYL PRODUCTS, INC.

STATEMENTS OF CASH FLOWS

	Twelve Months Ending
	December 31
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(60,192)	$(117,849)
Adjustments to reconcile net income (loss) from operating activities to net cash provided by (used in) operating activities
Depreciation and amortization	4,656	4,656
Stock based compensation	0	30,469
Changes in:
Prepaid expenses and other current assets	979	(1,468)
Accounts payable	47,113	13,576
Accrued interest, related party	18,052	10,934
Accrued expenses and other current liabilities	(25,236)	23,236
Net cash (used in) operating activities	(14,628)	(36,446)

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	0	(466)
Net cash provided by (used in) investing activities	0	(466)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of note payable	0	(62,500)
Proceeds from note payable, related party	0	62,500
Repayment of advances from related parties	(10,315)	0
Proceeds from related parties	19,952	48,500
Net cash provided by financing activities	9,637	48,500

NET (DECREASE) INCREASE IN CASH	(4,991)	11,588

CASH AND CASH EQUIVALENTS, beginning of the period	12,954	1,366

CASH AND CASH EQUIVALENTS, end of period	$7,963	$12,954

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$0	$0
Income taxes	0	0

See notes to financial statements

VINYL PRODUCTS, INC.

NOTES TO FINANCIAL STATEMENTS

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

On September 1, 2009, Brackin O’Connor entered into an agreement for sale of the drinking lounge. In 2010, Brackin O’Connor changed focus and entered the passenger transportation business commonly referred to as a chauffeured vehicle service. In accordance with ASC 915, Brackin O’Connor is considered to have re-entered into the development stage as Brackin O’Connor discontinued operations due to the sale of the drinking lounge.

On April 8, 2011, the Company entered into a Promissory note with Doug Brackin for a total of $62,500. The promissory note was not paid by the maturity date of July 31, 2011, and accordingly, the note started to accrue compounding interest at 1.25% per month effective August 1, 2011. Interest expense totaled $9,847 for the twelve months ended December 31, 2012. See Note 4 for further discussion.

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

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The Company maintains its accounting records on an accrual basis in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP"). The financial statements include the accounts of its wholly owned subsidiary, Brackin O’Connor. All significant intercompany balances and transactions have been eliminated.

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

Going Concern

The Company's financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America, and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company incurred a net loss from continuing operations of $60,192 during the year December 31, 2012 and an accumulated deficit of $195,863 since inception. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

Cash and Cash Equivalents

Cash and equivalents include investments with initial maturities of three months or less. The Company maintains its cash balances at credit-worthy financial institutions that are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. Deposits with these banks may exceed the amount of insurance provided on such deposits; however, these deposits typically may be redeemed upon demand and, therefore, bear minimal risk. The Company did not have any cash equivalents at December 31, 2012 or 2011.

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

Impairment of Long-Lived Assets

The Company has adopted Accounting Standards Codification subtopic 360-10, Property, Plant and Equipment ("ASC 360-10"). ASC 360-10 requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company evaluates its long-lived assets for impairment annually or more often if events and circumstances warrant. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. ASC 360-10 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell. The Company performed an annual review for impairment and none existed as of December 31, 2012.

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

No provision for federal income taxes has been recorded due to the net operating loss carry forwards totaling approximately $153,700 as of December 31, 2012 that will be offset against future taxable income.  The available net operating loss carry forwards of approximately $153,700 will expire in various years through 2032.  No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance the carry forwards will expire unused. The income tax benefit differs from the amount computed by applying the US federal income tax rate of 35% to net loss before income taxes for the year ended December 31, 2012 and 2011 and had no uncertain tax positions as at December 31, 2012 and 2011:

	2012	2011

Net operating loss carry forward	$(153,731)	$(98,195)
Statutory rate	35%	35%

Deferred tax Asset	$(53,806)	$(34,368)
Valuation allowance	$(53,806)	$(34,368)

Income tax provision	$0	$0

 The significant components of deferred income tax assets and liabilities as of December 31, 2012 and 2011, after applying enacted corporate income tax rates, are as follow:

	2012	2011

Change in net operating loss benefits	$19,438	$28,687

Change in valuation allowance	$(19,438)	$(28,687)

Net deferred tax asset	$0	$0

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

No assets were valued at fair value on a recurring or non-recurring basis as of December 31, 2012 or December 31, 2011, respectively.

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

Recent Accounting Pronouncements

In October 2012, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2012-04, “Technical Corrections and Improvements” in Accounting Standards Update No. 2012-04. The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 did not impact the Company's results of operations or financial condition.

In August 2012, the FASB issued ASU 2012-03, “Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22 (SEC Update)” in Accounting Standards Update No. 2012-03. This update amends various SEC paragraphs pursuant to the issuance of SAB No. 114. The adoption of ASU 2012-03 did not impact the Company's results of operations or financial condition.

In July 2012, the FASB issued ASU 2012-02, “Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” in Accounting Standards Update No. 2012-02. This update amends ASU 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment and permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles - Goodwill and Other - General Intangibles Other than Goodwill. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The adoption of ASU 2012-02 did not impact the Company's results of operations or financial condition.

In December 2011, the FASB issued ASU 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income” in Accounting Standards Update No. 2011-05. This update defers the requirement to present items that are reclassified from accumulated other comprehensive income to net income in both the statement of income where net income is presented and the statement where other comprehensive income is presented. The adoption of ASU 2011-12 did not impact the Company's results of operations or financial condition.

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

NOTE 3—PROPERTY, PLANT AND EQUIPMENT

Components of property, plant and equipment were as follows:

	December 31,	December 31,
	2012	2011
Vehicles	$23,243	$23,243
Total property, plant and equipment	23,243	23,243

Less: accumulated depreciation	$(9,692)	$(5,036)

Property, plant and equipment, net	$13,551	$18,207

Depreciation expense totaled $4,656 and $4,656 for the years ended December 31, 2012 and 2011, respectively. The Company’s parent Company has issued a promissory note and this promissory note is secured by a vehicle owned by Brackin O’Connor.

NOTE 4—NOTES PAYABLE

On December 31, 2010, in connection with the VFC Disposition, the Company agreed to reimburse certain expenses incurred by VFC through the issuance of a promissory note in the amount of $62,500. The promissory note was paid in full in April 2011.

On April 8, 2011, the Company entered into a Promissory note with Doug Brackin for a total of $62,500. The promissory note was not paid by the maturity date of July 31, 2011, and accordingly, the note started to accrue compounding interest at 1.25% per month effective August 1, 2011. Interest expense totaled $9,847 for the twelve months ended December 31, 2012.

The total outstanding advance balance from Cardiff Partners, LLC to the Company at December 31, 2012 was $58,137. During the twelve months ended December 31, 2012, Cardiff Partners, LLC advanced the Company $19,952, and the Company paid back $315 of previous advances to Cardiff Partners. The advance bears interest at a rate of 1% per month. Interest expense totaled $5,966 for the twelve months ended December 31, 2012.

NOTE 5—SHAREHOLDERS' EQUITY

The Company is authorized to issue 100,000,000 shares of $.0001 par value common stock, and had 22,564,000 and 22,564,000 shares outstanding at December 31, 2012 and December 31, 2011, respectively.

The Company is authorized to issue 10,000,000 shares of $.0001 par value preferred stock.  The Company has never issued any shares of preferred stock.

During the fiscal years ended December 31, 2012 and December 31, 2011, there were $0 of contributions from owners and $0 of owners' withdrawals.

On December 14, 2010, the Company cancelled 2,800,200 shares of its outstanding stock due to a settlement and release agreement.

On December 31, 2010, the Company agreed to issue 20,000,000 shares of its common stock to the members of Brackin O’Connor in exchange for the membership interests in Brackin O’Connor (Equity Exchange).

On December 31, 2010, the Company entered into a definitive agreement to dispose of all of the capital stock of its subsidiaries, VFC and VFC Franchise Corp. to Gordon Knott, formerly the Company’s President and member of its Board of Directors, and Garabed Khatchoyan, formerly a member of its Board of Directors. In exchange for the capital stock of VFC and VFC Franchise Corp., Messrs Knott and Khatchoyan agreed to return to the Company 20,000,000 shares of the Company’s common stock

On March 1, 2011, the Company entered into three separate consulting agreements. The Company agreed to issue a total of 2,500,000 shares of restricted common stock as payment for services provided under the respective consulting agreements. The shares were valued based on the estimated fair value of the services provided as this was deemed to be the best indicator of fair value. The Company recorded stock based compensation charges of $30,469 during the year ended December 31, 2011 and $0 recorded during the year ended December 31, 2012.

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

During the year ended December 31, 2012, Cardiff Partners, LLC advanced the Company $19,952, and the Company paid back $315 of previous advances to Cardiff Partners. Keith Moore, the Company’s Treasurer, Secretary, and Director, is a managing member and 50% owner of Cardiff Partners. The advance bears interest at a rate of 1% per month. The total outstanding advance balance from Cardiff Partners to the Company at December 31, 2012 was $58,137. Interest expense totaled $5,966 for the twelve months ended December 31, 2012. No interest was paid by the Company to Cardiff Partners during the twelve months ended December 31, 2012

During the twelve months ended December 31, 2012, Doug Brackin, the Company’s Chief Executive Officer, did not advance the Company any additional monies. The Company paid back $10,000 to Mr. Brackin, leaving a balance of advances owed to Mr. Brackin of $8,818.The advance bears interest at a rate of 1% per month. Interest expense totaled $2,239 for the twelve months ended December 31, 2012.

On April 8, 2011, the Company entered into a Promissory note with Doug Brackin for a total of $62,500. The promissory note was not paid by the maturity date of July 31, 2011, and accordingly, the note started to accrue compounding interest at 1.25% per month effective August 1, 2011. Interest expense totaled $9,847 for the twelve months ended December 31, 2012.

NOTE 8 - CAPITAL STOCK TRANSACTIONS

On December 14, 2010, the Company cancelled 2,800,200 shares of its outstanding stock due to a settlement and release agreement.

On December 31, 2010, the Company agreed to issue 20,000,000 shares of its common stock to the members of Brackin O’Connor in exchange for the membership interests in Brackin O’Connor (Equity Exchange).

On December 31, 2010, the Company entered into a definitive agreement to dispose of all of the capital stock of its subsidiaries, VFC and VFC Franchise Corp. to Gordon Knott, formerly the Company’s President and member of its Board of Directors, and Garabed Khatchoyan, formerly a member of its Board of Directors. In exchange for the capital stock of VFC and VFC Franchise Corp., Messrs Knott and Khatchoyan agreed to return to the Company 20,000,000 shares of the Company’s common stock

On March 1, 2011, the Company entered into three separate consulting agreements. The Company agreed to issue a total of 2,500,000 shares of restricted common stock as payment for services provided under the respective consulting agreements. The shares were valued based on the estimated fair value of the services provided as this was deemed to be the best indicator of fair value. The Company recorded stock based compensation charges of $0 during the year ended December 31, 2012.

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

If the Company fails or refuses to close the Merger by December 31, 2012, Buffalo Boss may terminate the LOI. Additionally, the LOI may be terminated by the mutual consent of the parties, or if there is a material breach of any representation or warranty by the Company or Buffalo Boss. On March 4, 2013, the LOI was terminated by mutual consent of the parties.

NOTE 9 – SUBSEQUENT EVENTS

On September 12, 2012, the Company entered into a binding letter of intent (the “LOI”) to merge with Buffalo Boss Holdings, Inc. On March 4, 2013, the LOI was terminated by mutual consent of the parties.

