Form 10-Q
period 2013-03-31
VINYL PRODUCTS, INC.
filed 2013-05-03
CIK 1409014

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ____________

Commission file number: 000-52769

VINYL PRODUCTS, INC.

(Exact Name of Registrant as Specified in its Charter)

Nevada	26-0295367
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

5000 Birch Street, Suite 4800	92660
Newport Beach, CA	(Zip Code)
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

Yes  ☐ No ☒

As of May 3, 2013, 22,564,000 shares of the registrant’s common stock were outstanding.

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.

VINYL PRODUCTS, INC.

Part I

FINANCIAL INFORMATION

Item 1.	Financial Statements.

VINYL PRODUCTS, INC.

BALANCE SHEETS

	March 31	December 31,
	2013	2012
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$7,265	$7,963
Prepaid expenses	901	489
TOTAL CURRENT ASSETS	8,166	8,452

Property, plant and equipment, net of accumulated depreciation	12,387	13,551
TOTAL ASSETS	$20,553	$22,003

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$72,800	$68,189
Due to related parties	59,740	58,137
Accrued interest, related parties	31,834	28,986
Accrued expenses and other current liabilities	7,946	1,500
Note payable, related party	62,500	62,500
TOTAL CURRENT LIABILITIES	234,820	219,312

TOTAL LIABILITIES	234,820	219,312

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding at March 31, 2013 and December 31, 2012	0	0
Common stock, $0.0001 par value; 100,000,000 shares authorized; 22,564,000 shares issued and outstanding at March 31, 2013 and December 31, 2012	2,256	2,256
Additional paid-in capital	(3,702)	(3,702)
Accumulated deficit	(212,821)	(195,863)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(214,267)	(197,309)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$20,553	$22,003

See notes to financial statements

VINYL PRODUCTS, INC.

STATEMENTS OF OPERATIONS

	Three Months Ending
	March 31
	2013	2012
Revenue	$10,205	$14,931

Cost of revenue	4,963	2,848

Gross profit	$5,242	$12,083

Operating expenses
Marketing expenses	4,565	6,079
General and administrative expenses	14,788	12,008

Total operating expenses	$19,353	$18,087

Net operating loss	$(14,111)	$(6,004)

Interest expense	2,847	3,936

Net loss	$(16,958)	$(9,940)

Basic and dilutive net loss	$(0.00)	$(0.00)

Weighted average number of common shares outstanding:
Basic	22,564,000	22,564,000
Diluted	22,564,000	22,564,000

See notes to financial statements

VINYL PRODUCTS, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance, December 31, 2010	20,064,000	$2,006	$(33,921)	$(17,822)	$(49,737)

Issuance of common stock for services	2,500,000	250	30,219	0	30,469
Net loss for the year ended December 31, 2011	0	0	0	(117,849)	(117,849)
Balance, December 31, 2011	22,564,000	$2,256	$(3,702)	$(135,671)	$(137,117)

Net loss for the year ended December 31, 2012	0	0	0	(60,192)	(60,192)
Balance, December 31, 2012	22,564,000	$2,256	$(3,702)	$(195,863)	$(197,309)

Net loss for the three months ended March 31, 2013	0	0	0	(16,958)	(16,958)
Balance, March 31, 2013	22,564,000	$2,256	$(3,702)	$(212,821)	$(214,267)

See notes to financial statements

VINYL PRODUCTS, INC.

STATEMENTS OF CASH FLOWS

	Three Months Ending
	March 31
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(16,958)	$(9,940)
Adjustments to reconcile net income (loss) from operating activities to net cash provided by (used in) operating activities:
Depreciation and amortization	1,164	1,164
Changes in:
Prepaid expenses and other current assets	(412)	(2,850)
Accounts payable	4,611	(590)
Accrued interest, related party	2,848	3,936
Accrued expenses and other current liabilities	6,446	1,514
Net cash (used in) operating activities	(2,301)	(6,766)

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	0	0
Net cash provided by (used in) investing activities	0	0

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related parties	1,603	5,090
Net cash provided by financing activities	1,603	5,090

NET (DECREASE) INCREASE IN CASH	(698)	(1,676)

CASH AND CASH EQUIVALENTS, beginning of the period	7,963	12,954

CASH AND CASH EQUIVALENTS, end of period	$7,265	$11,278

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$0	$0
Income taxes	0	0

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

On April 8, 2011, the Company entered into a Promissory note with Doug Brackin for a total of $62,500. The promissory note was not paid by the maturity date of July 31, 2011, and accordingly, the note started to accrue compounding interest at 1.25% per month effective August 1, 2011. Interest expense totaled $2,462 for the three months ended March 31, 2013 and 2012, respectively. See Note 4 for further discussion.

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

Going Concern

The Company's financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America, and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company incurred a net loss from continuing operations of $16,958 during the three months ended March 31, 2013 and an accumulated deficit of $212,821 since inception. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

Cash and Cash Equivalents

Cash and equivalents include investments with initial maturities of three months or less. The Company maintains its cash balances at credit-worthy financial institutions that are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. Deposits with these banks may exceed the amount of insurance provided on such deposits; however, these deposits typically may be redeemed upon demand and, therefore, bear minimal risk. The Company did not have any cash equivalents at March 31, 2013 or December 31, 2012.

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

No provision for federal income taxes has been recorded due to the net operating loss carry forwards totaling approximately $169,000 as of March 31, 2013 that will be offset against future taxable income.  The available net operating loss carry forwards of approximately $169,000 will expire in various years through 2033.  No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance the carry forwards will expire unused.

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

No assets were valued at fair value on a recurring or non-recurring basis as of March 31, 2013 or December 31, 2012, respectively.

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

NOTE 3—PROPERTY, PLANT AND EQUIPMENT

Components of property, plant and equipment were as follows:

	March 31	December 31
	2013	2012

Vehicles	$23,243	$23,243
Total property, plant and equipment	23,243	23,243

Less: accumulated depreciation	(10,856)	(9,692)

Property, plant and equipment, net	$12,387	$13,551

Depreciation expense totaled $1,164 and $1,164 for the three months ended March 31, 2013 and 2012, respectively. The Company’s parent Company has issued a promissory note and this promissory note is secured by a vehicle owned by Brackin O’Connor.

NOTE 4—NOTES PAYABLE

On December 31, 2010, in connection with the VFC Disposition, the Company agreed to reimburse certain expenses incurred by VFC through the issuance of a promissory note in the amount of $62,500. The promissory note was paid in full in April 2011.

On April 8, 2011, the Company entered into a Promissory note with Doug Brackin for a total of $62,500. The promissory note was not paid by the maturity date of July 31, 2011, and accordingly, the note started to accrue compounding interest at 1.25% per month effective August 1, 2011. Interest expense totaled $2,462 for the three months ended March 31, 2013 and 2012, respectively. No interest was paid by the Company to Doug Brackin during the three months ended March 31, 2013 and 2012, respectively.

During the three months ended March 31, 2013, Doug Brackin, the Company’s Chief Executive Officer, did not advance the Company any additional monies. The total outstanding advance balance from Doug Brackin to the Company at March 31, 2013 was $8,818. The advance bears interest at a rate of 1% per month. Interest expense totaled $265 and $571 for the three months ended March 31, 2013 and 2012, respectively. No interest was paid by the Company to Doug Brackin during the three months ended March 31, 2013 and 2012, respectively.

During the three months ended March 31, 2013, Cardiff Partners, LLC advanced the Company $1,604. Keith Moore, the Company’s Treasurer, Secretary, and Director, is a managing member and 50% owner of Cardiff Partners. The total outstanding advance balance from Cardiff Partners to the Company at March 31, 2013 was $50,922. The advance bears interest at a rate of 1% per month. Interest expense totaled $120 and $903 for the three months ended March 31, 2013 and 2012, respectively. No interest was paid by the Company to Cardiff Partners during the three months ended March 31, 2013 and 2012, respectively.

NOTE 5—SHAREHOLDERS' EQUITY

The Company is authorized to issue 100,000,000 shares of $.0001 par value common stock, and had 22,564,000 and 22,564,000 shares outstanding at March 31, 2013 and December 31, 2012, respectively.

The Company is authorized to issue 10,000,000 shares of $.0001 par value preferred stock.  The Company has never issued any shares of preferred stock.

During the three months ended March 31, 2013 and 2012, there were $0 of contributions from owners and $0 of owners' withdrawals.

On December 14, 2010, the Company cancelled 2,800,200 shares of its outstanding stock due to a settlement and release agreement.

On December 31, 2010, the Company agreed to issue 20,000,000 shares of its common stock to the members of Brackin O’Connor in exchange for the membership interests in Brackin O’Connor (Equity Exchange).

On December 31, 2010, the Company entered into a definitive agreement to dispose of all of the capital stock of its subsidiaries, VFC and VFC Franchise Corp. to Gordon Knott, formerly the Company’s President and member of its Board of Directors, and Garabed Khatchoyan, formerly a member of its Board of Directors. In exchange for the capital stock of VFC and VFC Franchise Corp., Messrs Knott and Khatchoyan agreed to return to the Company 20,000,000 shares of the Company’s common stock

On March 1, 2011, the Company entered into three separate consulting agreements. The Company agreed to issue a total of 2,500,000 shares of restricted common stock as payment for services provided under the respective consulting agreements. The shares were valued based on the estimated fair value of the services provided as this was deemed to be the best indicator of fair value. The Company recorded stock based compensation charges of $0 during the quarter ended March 31, 2013 and 2012, respectively.

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

On April 8, 2011, the Company entered into a Promissory note with Doug Brackin for a total of $62,500. The promissory note was not paid by the maturity date of July 31, 2011, and accordingly, the note started to accrue compounding interest at 1.25% per month effective August 1, 2011. Interest expense totaled $2,462 for the three months ended March 31, 2013 and 2012, respectively. No interest was paid by the Company to Doug Brackin during the three months ended March 31, 2013 and 2012, respectively.

During the three months ended March 31, 2013, Doug Brackin, the Company’s Chief Executive Officer, did not advance the Company any additional monies. The total outstanding advance balance from Doug Brackin to the Company at March 31, 2013 was $8,818. The advance bears interest at a rate of 1% per month. Interest expense totaled $265 and $571 for the three months ended March 31, 2013 and 2012, respectively. No interest was paid by the Company to Doug Brackin during the three months ended March 31, 2013 and 2012, respectively.

During the three months ended March 31, 2013, Cardiff Partners, LLC advanced the Company $1,604. Keith Moore, the Company’s Treasurer, Secretary, and Director, is a managing member and 50% owner of Cardiff Partners. The total outstanding advance balance from Cardiff Partners to the Company at March 31, 2013 was $50,922. The advance bears interest at a rate of 1% per month. Interest expense totaled $120 and $903 for the three months ended March 31, 2013 and 2012, respectively. No interest was paid by the Company to Cardiff Partners during the three months ended March 31, 2013 and 2012, respectively.

NOTE 8 - CAPITAL STOCK TRANSACTIONS

On December 14, 2010, the Company cancelled 2,800,200 shares of its outstanding stock due to a settlement and release agreement.

On December 31, 2010, the Company agreed to issue 20,000,000 shares of its common stock to the members of Brackin O’Connor in exchange for the membership interests in Brackin O’Connor (Equity Exchange).

On December 31, 2010, the Company entered into a definitive agreement to dispose of all of the capital stock of its subsidiaries, VFC and VFC Franchise Corp. to Gordon Knott, formerly the Company’s President and member of its Board of Directors, and Garabed Khatchoyan, formerly a member of its Board of Directors. In exchange for the capital stock of VFC and VFC Franchise Corp., Messrs Knott and Khatchoyan agreed to return to the Company 20,000,000 shares of the Company’s common stock

On March 1, 2011, the Company entered into three separate consulting agreements. The Company agreed to issue a total of 2,500,000 shares of restricted common stock as payment for services provided under the respective consulting agreements. The shares were valued based on the estimated fair value of the services provided as this was deemed to be the best indicator of fair value. The Company recorded stock based compensation charges of $0 during the quarter ended March 31, 2013 and 2012, respectively.

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

There were no subsequent events, through the date of this report.

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

Results of Operations

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

Revenue

Revenues totaled $10,205 for the three months ended March 31, 2013 versus $14,931 in the comparable period in the prior year.

Cost of Revenue

Cost of revenue consists of depreciation expense for the Company’s transportation vehicles as well as other direct costs of providing services. Cost of revenue totaled $4,963 for the three months ended March 31, 2013 versus $2,848 in the comparable period of the prior year.

Marketing Expenses

Marketing expenses totaled $4,565 for the three months ended March 31, 2013 compared to $6,079 in the comparable period of the prior year.

General and Administrative Expenses

General and administrative expenses totaled $14,788 for the three months ended March 31, 2013 compared to $12,008 for the three months ended March 31, 2012. The increase in general and administrative expenses was a result of additional professional fees. The current period expenses are primarily comprised of $10,938 of professional fees and $1,525 of transfer agent fees as well as other general and administrative expenses.

Net Loss

Net loss totaled $16,958 for the three months ended March 31, 2013 due primarily to general and administrative expenses discussed above which exceeded gross profits generated. Net loss totaled $9,940 for the three months ended March 31, 2012.

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

Net Loss

Net loss totaled $9,940 for the three months ended March 31, 2012 due primarily to the marketing and general and administrative expenses discussed above which exceeded gross profits generated. Net loss totaled $63,315 for the three months ended March 31, 2011.

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming that we will continue as a going concern. As shown in the accompanying financial statements, we incurred losses of $16,958 for the three months ended March 31, 2013 and have an accumulated deficit of $212,821 at March 31, 2013. At March 31, 2013, we had cash of $7,265.

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

In December 2011, the FASB issued ASU No. 2011-11 “Balance Sheet: Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”). This Update requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS. The amended guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The adoption of ASU No. 2011-11 did not impact the Company's results of operations or financial condition..

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company and therefore, we are not required to provide information required by this item of Form 10-Q.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2013, and this assessment identified certain material weakness in our internal control over financial reporting, including material weaknesses due to our management’s lack of segregation of duties in financial transactions or reporting as a result of the fact that we only have two officers. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible.  However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals.  Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

Based on that evaluation, management concluded that our internal control over financial reporting was not effective as of March 31, 2013.

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

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit No.	Description

21.1*	Subsidiaries of Registrant
31.1*	Certification of Chief Executive Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* – Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 3rd day of May, 2013.

VINYL PRODUCTS, INC.

By:	/s/ Doug Brackin
Doug Brackin
Chief Executive Officer
(Principal Executive Officer)