Form 10-Q
period 2013-06-30
VINYL PRODUCTS, INC.
filed 2013-09-05
CIK 1409014

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ____________

Commission file number: 000-52769

VINYL PRODUCTS, INC.

(Exact Name of Registrant as Specified in its Charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	26-0295367 (I.R.S. Employer Identification No.)

5000 Birch Street, Suite 4800 Newport Beach, CA (Address of Principal Executive Offices)	92660 (Zip Code)

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

Yes  ☐ No ☒

As of September 4, 2013, 22,564,000 shares of the registrant’s common stock were outstanding.

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.

VINYL PRODUCTS, INC.

Part I

FINANCIAL INFORMATION

Item 1.	Financial Statements.

VINYL PRODUCTS, INC.

CONSOLIDATED BALANCE SHEETS

	June 30	December 31,
	2013	2012
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$149,337	$7,963
Prepaid expenses	1,187	489
TOTAL CURRENT ASSETS	150,524	8,452

Property, plant and equipment, net of accumulated depreciation	11,223	13,551
TOTAL ASSETS	$161,747	$22,003

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$94,837	$68,189
Due to related parties	34,633	58,137
Accrued interest, related parties	37,120	28,986
Accrued expenses and other current liabilities	750	1,500
Note payable, related party	62,500	62,500
TOTAL CURRENT LIABILITIES	229,840	219,312
LONG TERM LIABILITIES
Convertible Notes Payable	215,000
TOTAL LONG TERM LIABILITIES	215,000
TOTAL LIABILITIES	444,840	219,312

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.0001 par value; 10,000,000 shares authorized;
no shares issued and outstanding at
June 30, 2013 and December 31, 2012	0	0
Common stock, $0.0001 par value; 100,000,000 shares authorized;
22,564,000 shares issued and outstanding at
June 30, 2013 and December 31, 2012	2,256	2,256
Additional paid-in capital	(3,702)	(3,702)
Accumulated deficit	(281,647)	(195,863)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(283,093)	(197,309)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$161,747	$22,003

See notes to financial statements

VINYL PRODUCTS, INC.

STATEMENTS OF OPERATIONS

	Three Months Ending		Six Months Ending
	June 30		June 30
	2013	2012	2013	2012
Revenue	$4,997	$6,603	$15,202	$21,534

Cost of revenue	3,702	3,909	8,664	6,756

Gross profit	$1,295	$2,694	$6,538	$14,778

Operating expenses
Marketing expenses	245	1,050	4,809	7,128
General and administrative expenses	64,591	13,189	79,380	25,198

Total operating expenses	$64,836	$14,239	$84,189	$32,326

Net operating loss	$(63,541)	$(11,545)	$(77,651)	$(17,548)

Interest expense	5,286	4,146	8,133	8,082

Net loss	$(68,827)	$(15,691)	$(85,784)	$(25,630)

Basic and dilutive net loss	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding:
Basic	22,564,000	22,564,000	22,564,000	22,564,000
Diluted	22,564,000	22,564,000	22,564,000	22,564,000

See notes to financial statements

VINYL PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance, December 31, 2010	20,064,000	$2,006	$(33,921)	$(17,822)	$(49,737)

Issuance of common stock for services	2,500,000	250	30,219	0	30,469
Net loss for the year ended December 31, 2011	0	0	0	(117,849)	(117,849)
Balance, December 31, 2011	22,564,000	$2,256	$(3,702)	$(135,671)	$(137,117)

Net loss for the year ended December 31, 2012	0	0	0	(60,192)	(60,192)
Balance, December 31, 2012	22,564,000	$2,256	$(3,702)	$(195,863)	$(197,309)

Net loss for the six months ended June 30, 2013	0	0	0	(85,784)	(85,784)
Balance, June 30, 2013	22,564,000	$2,256	$(3,702)	$(281,647)	$(283,093)

See notes to financial statements

VINYL PRODUCTS, INC.

STATEMENTS OF CASH FLOWS

	Six Months Ending
	June 30
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(85,784)	$(25,630)
Adjustments to reconcile net income (loss) from operating activities to net cash provided by (used in) operating activities:
Depreciation and amortization	2,328	2,328
Changes in:
Prepaid expenses and other current assets	(698)	(1,574)
Accounts payable	26,648	31,687
Accrued interest, related party	8,134	8,082
Accrued expenses and other current liabilities	(750)	(23,486)
Net cash (used in) operating activities	(50,122)	(8,593)

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	0	0
Net cash provided by (used in) investing activities	0	0

CASH FLOWS FROM FINANCING ACTIVITIES
Payments to related parties	(35,000)	0
Proceeds from related parties	11,496	9,451
Proceeds from Convertible Notes Payable	215,000	0
Net cash provided by financing activities	191,496	9,451

NET INCREASE (DECREASE) IN CASH	141,374	858

CASH AND CASH EQUIVALENTS, beginning of the period	7,963	12,954

CASH AND CASH EQUIVALENTS, end of period	$149,337	$13,812

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$0	$0
Income taxes	1,670	0

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

On April 8, 2011, the Company entered into a Promissory note with Doug Brackin for a total of $62,500. The promissory note was not paid by the maturity date of July 31, 2011, and accordingly, the note started to accrue compounding interest at 1.25% per month effective August 1, 2011. Interest expense totaled $2,462 and $4,923 for the three and six months ended June 30, 2013, respectively. The Company made a partial principal payment in the amount of $50,000 in July 2013. See Note 4 for further discussion.

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

Going Concern

The Company's financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America, and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company incurred a net loss from continuing operations of $68,827 during the six months ended June 30, 2013 and an accumulated deficit of $281,647 since inception. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

Cash and Cash Equivalents

Cash and equivalents include investments with initial maturities of three months or less. The Company maintains its cash balances at credit-worthy financial institutions that are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. Deposits with these banks may exceed the amount of insurance provided on such deposits; however, these deposits typically may be redeemed upon demand and, therefore, bear minimal risk. The Company did not have any cash equivalents at June 30, 2013 or December 31, 2012.

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

No provision for federal income taxes has been recorded due to the net operating loss carry forwards totaling approximately $237,000 as of June 30, 2013 that will be offset against future taxable income.  The available net operating loss carry forwards of approximately $237,000 will expire in various years through 2033.  No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance the carry forwards will expire unused.

Fair value of financial instruments

The Company’s financial instruments consist of cash, accounts payable, accrued liabilities and long-term debt. The estimated fair value of cash, accounts payable and accrued liabilities approximate their carrying amounts due to the short-term nature of these instruments. The carrying value of long-term debt also approximates fair value since their terms are similar to those in the lending market for comparable loans with risks. None of these instruments are held for trading purposes. The Company utilizes various types of financing to fund its business needs, including convertible debt. The Company reviews its conversion features of securities issued as to whether they are freestanding or contain an embedded derivative and, if so, whether they are classified as a liability at each reporting period until the amount is settled and reclassified into equity with changes in fair value recognized in current earnings.

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to improve the transparency of reporting these reclassifications. Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income. The amendments in the ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this ASU requires already is required to be disclosed elsewhere in the financial statements under U.S. GAAP. The new amendments will require an organization to:

-	Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income - but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period; and

-	Cross-reference to other disclosures currently required under U.S. GAAP for other reclassification items (that are not required under U.S. GAAP) to be reclassified directly to net income in their entirety in the same reporting period. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is initially transferred to a balance sheet account (e.g., inventory for pension-related amounts) instead of directly to income or expense.

The amendments apply to all public and private companies that report items of other comprehensive income. Public companies are required to comply with these amendments for all reporting periods (interim and annual). The amendments are effective for reporting periods beginning after December 15, 2012, for public companies. Early adoption is permitted. The adoption of ASU No. 2013-02 is not expected to have a material impact on our financial position or results of operations.

In January 2013, the FASB issued ASU No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which clarifies which instruments and transactions are subject to the offsetting disclosure requirements originally established by ASU 2011-11. The new ASU addresses preparer concerns that the scope of the disclosure requirements under ASU 2011-11 was overly broad and imposed unintended costs that were not commensurate with estimated benefits to financial statement users. In choosing to narrow the scope of the offsetting disclosures, the Board determined that it could make them more operable and cost effective for preparers while still giving financial statement users sufficient information to analyze the most significant presentation differences between financial statements prepared in accordance with U.S. GAAP and those prepared under IFRSs. Like ASU 2011-11, the amendments in this update will be effective for fiscal periods beginning on, or after January 1, 2013. The adoption of ASU 2013-01 is not expected to have a material impact on our financial position or results of operations.

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

In December 2011, the FASB issued ASU No. 2011-11 “Balance Sheet: Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”). This Update requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS. The amended guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The adoption of ASU 2011-11 did not impact the Company's results of operations or financial condition.

NOTE 3—PROPERTY, PLANT AND EQUIPMENT

Components of property, plant and equipment were as follows:

	June 30	December 31
	2013	2012

Vehicles	$23,243	$23,243
Total property, plant and equipment	23,243	23,243

Less: accumulated depreciation	(12,020)	(9,692)

Property, plant and equipment, net	$11,223	$13,551

Depreciation expense totaled $2,328 and $2,328 for the six months ended June 30, 2013 and 2012, respectively. The Company’s parent Company has issued a promissory note and this promissory note is secured by a vehicle owned by Brackin O’Connor.

NOTE 4—NOTES PAYABLE

On December 31, 2010, in connection with the VFC Disposition, the Company agreed to reimburse certain expenses incurred by VFC through the issuance of a promissory note in the amount of $62,500. The promissory note was paid in full in April 2011.

On April 8, 2011, the Company entered into a Promissory note with Doug Brackin for a total of $62,500. The promissory note was not paid by the maturity date of July 31, 2011, and accordingly, the note started to accrue compounding interest at 1.25% per month effective August 1, 2011. Interest expense totaled $4,923 for the six months ended June 30, 2013 and 2012, respectively. The Company made a partial principal payment in the amount of $50,000 in July 2013. No interest was paid by the Company to Doug Brackin during the six months ended June 30, 2013 and 2012, respectively.

On June 14, 2013, the Company entered into Note Purchase Agreements with six accredited investors for the purchase and sale by the Company of $215,000 of its 10% Senior Secured Convertible Promissory Notes due December 31, 2014 (“Convertible Notes”). The Convertible Notes, issued on June 14, 2013, constitute the senior indebtedness of the Company. The Company and investors agreed that no indebtedness senior to the Convertible Notes may be created without the consent of holders of a majority in interest of the Convertible Notes. The Convertible Notes and all accrued interest are convertible by the Convertible Note holders into shares of Common Stock at a price equal to $1.00 per share (“Conversion Price”). Shares acquired upon conversion will be eligible for sale pursuant to Rule 144 six months after the date of issue of the Convertible Notes. The Convertible Notes are secured by a lien on all of the Company’s assets. Interest on the Convertible Notes will accrue and be paid at maturity or converted into common stock when each respective Convertible Note is converted. The Convertible Notes shall be subject to mandatory conversion at the applicable Conversion Price upon the completion of a qualified financing, defined as an equity financing of not less than $1.5 million in aggregate gross proceeds from any equity or equity derivative financing. The Company agreed to include the shares of Common Stock underlying the Convertible Notes (unless eligible for resale under Rule 144) in any registration statement filed by the Company other than in connection with compensation plans and certain other types of transactions.

As of June 30, 2013, the Company had $215,000 in Convertible Notes outstanding. Interest expense totaled $1,001 and $ 0 for the six months ended June 30, 2013 and 2012, respectively. No interest was paid by the Company to the Convertible note holders during the six months ended June 30, 2013 and 2012, respectively.

During the six months ended June 30, 2013, Doug Brackin, the Company’s Chief Executive Officer, did not advance the Company any additional monies. The total outstanding advance balance from Doug Brackin to the Company at June 30, 2013 was $8,818. The advance bears interest at a rate of 1% per month. Interest expense totaled $532 and $1,142 for the six months ended June 30, 2013 and 2012, respectively. No interest was paid by the Company to Doug Brackin during the six months ended June 30, 2013 and 2012, respectively.

During the six months ended June 30, 2013, Cardiff Partners, LLC advanced to the Company $9,893 and the Company repaid Cardiff Partners, LLC $35,000. Keith Moore, the Company’s Treasurer, Secretary, and Director, is a managing member and 50% owner of Cardiff Partners. The total outstanding advance balance from Cardiff Partners to the Company at June 30, 2013 was $25,815. The advance bears interest at a rate of 1% per month. Interest expense totaled $3,045 and $2,017 for the six months ended June 30, 2013 and 2012, respectively. No interest was paid by the Company to Cardiff Partners during the six months ended June 30, 2013 and 2012, respectively.

NOTE 5—SHAREHOLDERS' EQUITY

The Company is authorized to issue 100,000,000 shares of $.0001 par value common stock, and had 22,564,000 and 22,564,000 shares outstanding at June 30, 2013 and December 31, 2012, respectively.

The Company is authorized to issue 10,000,000 shares of $.0001 par value preferred stock.  The Company has never issued any shares of preferred stock.

During the six months ended June 30, 2013 and 2012, there were $0 of contributions from owners and $0 of owners' withdrawals.

On December 14, 2010, the Company cancelled 2,800,200 shares of its outstanding stock due to a settlement and release agreement.

On December 31, 2010, the Company agreed to issue 20,000,000 shares of its common stock to the members of Brackin O’Connor in exchange for the membership interests in Brackin O’Connor (Equity Exchange).

On December 31, 2010, the Company entered into a definitive agreement to dispose of all of the capital stock of its subsidiaries, VFC and VFC Franchise Corp. to Gordon Knott, formerly the Company’s President and member of its Board of Directors, and Garabed Khatchoyan, formerly a member of its Board of Directors. In exchange for the capital stock of VFC and VFC Franchise Corp., Messrs Knott and Khatchoyan agreed to return to the Company 20,000,000 shares of the Company’s common stock

On March 1, 2011, the Company entered into three separate consulting agreements. The Company agreed to issue a total of 2,500,000 shares of restricted common stock as payment for services provided under the respective consulting agreements. The shares were valued based on the estimated fair value of the services provided as this was deemed to be the best indicator of fair value. The Company recorded stock based compensation charges of $0 during the quarter ended June 30, 2013 and 2012, respectively.

NOTE 6 — COMMITMENTS AND CONTINGENCIES

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

On April 8, 2011, the Company entered into a Promissory note with Doug Brackin for a total of $62,500. The promissory note was not paid by the maturity date of July 31, 2011, and accordingly, the note started to accrue compounding interest at 1.25% per month effective August 1, 2011. Interest expense totaled $4,923 for the six months ended June 30, 2013 and 2012, respectively. The Company made a partial principal payment in the amount of $50,000 in July 2013. No interest was paid by the Company to Doug Brackin during the six months ended June 30, 2013 and 2012, respectively.

During the six months ended June 30, 2013, Doug Brackin, the Company’s Chief Executive Officer, did not advance the Company any additional monies. The total outstanding advance balance from Doug Brackin to the Company at June 30, 2013 was $8,818. The advance bears interest at a rate of 1% per month. Interest expense totaled $532 and $1,142 for the six months ended June 30, 2013 and 2012, respectively. No interest was paid by the Company to Doug Brackin during the six months ended June 30, 2013 and 2012, respectively.

During the six months ended June 30, 2013, Cardiff Partners, LLC advanced to the Company $9,893 and the Company repaid Cardiff Partners, LLC $35,000. Keith Moore, the Company’s Treasurer, Secretary, and Director, is a managing member and 50% owner of Cardiff Partners. The total outstanding advance balance from Cardiff Partners to the Company at June 30, 2013 was $25,815. The advance bears interest at a rate of 1% per month. Interest expense totaled $3,045 and $2,017 for the six months ended June 30, 2013 and 2012, respectively. No interest was paid by the Company to Cardiff Partners during the six months ended June 30, 2013 and 2012, respectively.

On June 14, 2013, the Company entered into Convertible Note Purchase Agreements with six accredited investors for the purchase and sale by the Company of $215,000 of its 10% Senior Secured Convertible Promissory Notes due December 31, 2014 (“Convertible Notes”). The Company paid Monarch Bay Securities, LLC, the Managing Placement Agent, a sales commission equal to ten percent (10%) of the aggregate purchase price of the Convertible Notes sold in the Offering. The Company has agreed to indemnify the Managing Placement Agent against certain liabilities, including liabilities under the Securities Act, as amended. Keith Moore, a member of our Board of Directors, is a managing director and owner of the Managing Placement Agent.

NOTE 8 - CAPITAL STOCK TRANSACTIONS

On December 14, 2010, the Company cancelled 2,800,200 shares of its outstanding stock due to a settlement and release agreement.

On December 31, 2010, the Company agreed to issue 20,000,000 shares of its common stock to the members of Brackin O’Connor in exchange for the membership interests in Brackin O’Connor (Equity Exchange).

On December 31, 2010, the Company entered into a definitive agreement to dispose of all of the capital stock of its subsidiaries, VFC and VFC Franchise Corp. to Gordon Knott, formerly the Company’s President and member of its Board of Directors, and Garabed Khatchoyan, formerly a member of its Board of Directors. In exchange for the capital stock of VFC and VFC Franchise Corp., Messrs Knott and Khatchoyan agreed to return to the Company 20,000,000 shares of the Company’s common stock

On March 1, 2011, the Company entered into three separate consulting agreements. The Company agreed to issue a total of 2,500,000 shares of restricted common stock as payment for services provided under the respective consulting agreements. The shares were valued based on the estimated fair value of the services provided as this was deemed to be the best indicator of fair value. The Company recorded stock based compensation charges of $0 during the quarter ended June 3-, 2013 and 2012, respectively.

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

NOTE 9 – SUBSEQUENT EVENTS

In July 2013 the Company made a partial principal payment in the amount of $50,000 on the April 8, 2011 Promissory note with Doug Brackin the Company’s CEO.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In this Quarterly Report on Form 10-Q, unless the context requires otherwise, “we,” “us” and “our” refer to Vinyl Products, Inc., a Nevada corporation. The following Management’s Discussion and Analysis of Financial Condition and Results of Operation provide information that we believe is relevant to an assessment and understanding of our financial condition and results of operations. The following discussion should be read in conjunction with our financial statements and notes thereto included with this Quarterly Report on Form 10-Q, and all our other filings, including Current Reports on Form 8-K, filed with the Securities and Exchange Commission (“SEC”) through the date of this report.

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

Recent Developments Affecting the Company

Funding Initiatives

On June 14, 2013, the Company entered into Convertible Note Purchase Agreements with six accredited investors for the purchase and sale by the Company of $215,000 of its 10% Senior Secured Convertible Promissory Notes due December 31, 2014 (“Convertible Notes”). The Convertible Notes, issued on June 14, 2013, constitute the senior indebtedness of the Company. The Company and investors agreed that no indebtedness senior to the Convertible Notes may be created without the consent of holders of a majority in interest of the Convertible Notes. The Convertible Notes and all accrued interest are convertible by the Convertible Note holders into shares of Common Stock at a price equal to $1.00 per share (“Conversion Price”). Shares acquired upon conversion will be eligible for sale pursuant to Rule 144 six months after the date of issue of the Convertible Notes. The Convertible Notes are secured by a lien on all of the Company’s assets. Interest on the Convertible Notes will accrue and be paid at maturity or converted into common stock when each respective Convertible Note is converted. The Convertible Notes shall be subject to mandatory conversion at the applicable Conversion Price upon the completion of a qualified financing, defined as an equity financing of not less than $1.5 million in aggregate gross proceeds from any equity or equity derivative financing. The Company agreed to include the shares of Common Stock underlying the Convertible Notes (unless eligible for resale under Rule 144) in any registration statement filed by the Company other than in connection with compensation plans and certain other types of transactions.

The Company paid Monarch Bay Securities, LLC, the Managing Placement Agent, a sales commission equal to ten percent (10%) of the aggregate purchase price of the Convertible Notes sold in the Offering. The Company has agreed to indemnify the Managing Placement Agent against certain liabilities, including liabilities under the Securities Act, as amended. Keith Moore, a member of our Board of Directors, is a managing director and owner of the Managing Placement Agent.

Results of Operations

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

Revenue

Revenues totaled $4,997 for the three months ended June 30, 2013 versus $6,603 in the comparable period in the prior year. The decrease in revenues was related to decreased business development and marketing efforts.

Cost of Revenue

Cost of revenue consists of depreciation expense for the Company’s transportation vehicles as well as other direct costs of providing services. Cost of revenue totaled $3,702 for the three months ended June 30, 2013 versus $3,909 in the comparable period of the prior year.

Marketing Expenses

Marketing expenses totaled $245 for the three months ended June 30, 2013 compared to $1,050 in the comparable period of the prior year. The Company decreased marketing expenses during the quarter to coordinate marketing budgets with projected transportation requirements.

General and Administrative Expenses

General and administrative expenses totaled $64,591 for the three months ended June 30, 2013 compared to $13,189 for the three months ended June 30, 2012. The increase in general and administrative expenses was a result of additional professional fees related to the sale of the Company’s Convertible Secured Promissory Notes. The current period expenses are primarily comprised of $36,520 of professional fees and $21,500 of placement agent fees as well as other general and administrative expenses.

Other Expenses

Other expense totaled $5.286 for the three months ended June 30, 2013 compared to $4,146 for the three months ended June 30, 2012. The current period expenses are comprised of $5,286 of interest expense.

Net Loss

Net loss totaled $68,827 for the three months ended June 30, 2013 due primarily to general and administrative expenses discussed above which exceeded gross profits generated. Net loss totaled $15,691 for the three months ended June 30, 2012.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

Revenue

Net loss totaled $68,827 for the three months ended June 30, 2013 due primarily to general and administrative expenses discussed above which exceeded gross profits generated. Net loss totaled $15,691 for the three months ended June 30, 2012.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

Revenue

Revenues totaled $15,202 for the six months ended June 30, 2013 versus $21,534 in the comparable period in the prior year. The decrease in revenues was related to decreased business development and marketing efforts.

Cost of Revenue

Cost of revenue consists of depreciation expense for the Company’s transportation vehicles as well as other direct costs of providing services. Cost of revenue totaled $8,664 for the six months ended June 30, 2013 versus $6,756 in the comparable period of the prior year. The increase in cost of revenue was related to additional required maintenance of the Company’s transportation van.

Marketing Expenses

Marketing expenses totaled $4,810 for the six months ended June 30, 2013 compared to $7,128 in the comparable period of the prior year. The Company decreased marketing expenses during the six months ended June 30, 2013 to coordinate marketing budgets with projected transportation requirements.

General and Administrative Expenses

General and administrative expenses totaled $79,380 for the six months ended June 30, 2013 compared to $25,198 for the six months ended June 30, 2012. The current period expenses are primarily comprised $47,458 in professional fees, as well as other general and administrative expenses. Expenses for the six months ended June 30, 2012 were primarily comprised of $18,625 of professional fees, as well as other general and administrative expenses.

Other Expenses

Other expense totaled $8,133 for the six months ended June 30, 2013 compared to $8,082 for the six months ended June 30, 2012. The current period expenses are comprised of $8,133 of interest expense.

Net Loss

Net loss totaled $85,784 for the six months ended June 30, 2013 due primarily to the general and administrative expenses discussed above which exceeded gross profits generated. Net loss totaled $25,630 for the six months ended June 30, 2012.

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming that we will continue as a going concern. As shown in the accompanying financial statements, we incurred losses of $85,784 for the six months ended June 30, 2013 and have an accumulated deficit of $281,647 at June 30, 2013. At June 30, 2013, we had cash of $149,337.

We started to generate revenue in January 2011, however, in order to continue as a going concern, develop a reliable source of revenues, and achieve a profitable level of operations, we will need, among other things, additional capital resources. Accordingly, management’s plans to continue as a going concern include raising additional capital through sales of common stock and other securities.

On June 14, 2013, the Company entered into Convertible Note Purchase Agreements with six accredited investors for the purchase and sale by the Company of $215,000 of its 10% Senior Secured Convertible Promissory Notes due December 31, 2014 (“Convertible Notes”). The Convertible Notes, issued on June 14, 2013, constitute the senior indebtedness of the Company. The Company and investors agreed that no indebtedness senior to the Convertible Notes may be created without the consent of holders of a majority in interest of the Convertible Notes. The Convertible Notes and all accrued interest are convertible by the Convertible Note holders into shares of Common Stock at a price equal to $1.00 per share (“Conversion Price”). Shares acquired upon conversion will be eligible for sale pursuant to Rule 144 six months after the date of issue of the Convertible Notes. The Convertible Notes are secured by a lien on all of the Company’s assets. Interest on the Convertible Notes will accrue and be paid at maturity or converted into common stock when each respective Convertible Note is converted. The Convertible Notes shall be subject to mandatory conversion at the applicable Conversion Price upon the completion of a qualified financing, defined as an equity financing of not less than $1.5 million in aggregate gross proceeds from any equity or equity derivative financing. The Company agreed to include the shares of Common Stock underlying the Convertible Notes (unless eligible for resale under Rule 144) in any registration statement filed by the Company other than in connection with compensation plans and certain other types of transactions.

As of June 30, 2013, the Company had $215,000 in Convertible Notes outstanding.

Our current funding is sufficient to continue our operations for the remainder of the fiscal year ending December 31, 2013, however, we will require additional debt and/or equity financing to continue our operation beyond December 31, 2013. We cannot provide any assurances that additional financing will be available to us or, if available, may not be available on acceptable terms.

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

Recently Issued Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to improve the transparency of reporting these reclassifications. Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income. The amendments in the ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this ASU requires already is required to be disclosed elsewhere in the financial statements under U.S. GAAP. The new amendments will require an organization to:

-	Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income - but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period; and

-	Cross-reference to other disclosures currently required under U.S. GAAP for other reclassification items (that are not required under U.S. GAAP) to be reclassified directly to net income in their entirety in the same reporting period. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is initially transferred to a balance sheet account (e.g., inventory for pension-related amounts) instead of directly to income or expense.

The amendments apply to all public and private companies that report items of other comprehensive income. Public companies are required to comply with these amendments for all reporting periods (interim and annual). The amendments are effective for reporting periods beginning after December 15, 2012, for public companies. Early adoption is permitted. The adoption of ASU No. 2013-02 is not expected to have a material impact on our financial position or results of operations.

In January 2013, the FASB issued ASU No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which clarifies which instruments and transactions are subject to the offsetting disclosure requirements originally established by ASU 2011-11. The new ASU addresses preparer concerns that the scope of the disclosure requirements under ASU 2011-11 was overly broad and imposed unintended costs that were not commensurate with estimated benefits to financial statement users. In choosing to narrow the scope of the offsetting disclosures, the Board determined that it could make them more operable and cost effective for preparers while still giving financial statement users sufficient information to analyze the most significant presentation differences between financial statements prepared in accordance with U.S. GAAP and those prepared under IFRSs. Like ASU 2011-11, the amendments in this update will be effective for fiscal periods beginning on, or after January 1, 2013. The adoption of ASU 2013-01 is not expected to have a material impact on our financial position or results of operations.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2013, and this assessment identified certain material weakness in our internal control over financial reporting, including material weaknesses due to our management’s lack of segregation of duties in financial transactions or reporting as a result of the fact that we only have two officers. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible.  However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals.  Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

Based on that evaluation, management concluded that our internal control over financial reporting was not effective as of June 30, 2013.

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

On June 14, 2013, the Company issued and sold $215,000 of its 10% Senior Secured Convertible Promissory Notes due December 31, 2014. These securities were offered to accredited investors in reliance on an exemption from the registration requirements of the Securities Act of 1933 (the “Securities Act”) under Regulation D. The securities in the offering have not been registered under the Securities Act or any state “blue sky” securities laws, and may not be offered or sold absent registration or an applicable exemption from the registration requirements of the Securities Act and applicable state securities laws.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit No.	Description

10.1*	Convertible Secured Promissory Note and Amendment #1
10.2*	Note Purchase Agreement
10.3*	Security Agreement
10.4*	Placement Agent and Advisory Services Agreement with Monarch Bay Securities, LLC
21.1*	Subsidiaries of Registrant
31.1*	Certification of Chief Executive Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* – Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 5th day of September, 2013.

VINYL PRODUCTS, INC.

By:	/s/ Doug Brackin
Doug Brackin
Chief Executive Officer
(Principal Executive Officer)