Form 10-Q
period 2013-09-30
Crowd Shares Aftermarket, Inc.
filed 2013-11-06
CIK 1409014

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ____________

Commission file number:  000-52769

CROWD SHARES AFTERMARKET, INC.
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
Yes   ☐      No   ☒

As of November 6, 2013, 22,564,000 shares of the registrant’s common stock were outstanding.

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.
CROWD SHARES AFTERMARKET, INC.
FORMERLY VINYL PRODUCTS, INC,

Part I
FINANCIAL INFORMATION

Item 1.	Financial Statements.

CROWD SHARES AFTERMARKET, INC.
FORMERLY VINYL PRODUCTS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30	December 31,
	2013	2012
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$44,649	$7,963
Prepaid expenses	969	489
TOTAL CURRENT ASSETS	45,618	8,452

Property, plant and equipment, net of accumulated depreciation	10,059	13,551
TOTAL ASSETS	$55,677	$22,003

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$47,620	$68,189
Due to related parties	41,374	58,137
Accrued interest, related parties	38,200	28,986
Accrued interest, note payable	6,421	0
Accrued expenses and other current liabilities	2,500	1,500
Note payable, related party	12,500	62,500
TOTAL CURRENT LIABILITIES	148,615	219,312
LONG TERM LIABILITIES
Convertible Notes Payable	215,000	0
TOTAL LONG TERM LIABILITIES	215,000	0
TOTAL LIABILITIES	363,615	219,312

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding at September 30, 2013 and December 31, 2012	0	0
Common stock, $0.0001 par value; 100,000,000 shares authorized; 22,564,000 shares issued and outstanding at September 30, 2013 and December 31, 2012	2,256	2,256
Additional paid-in capital	(3,702)	(3,702)
Accumulated deficit	(306,492)	(195,863)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(307,938)	(197,309)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$55,677	$22,003

See notes to financial statements

CROWD SHARES AFTERMARKET, INC.
FORMERLY VINYL PRODUCTS, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ending		Nine Months Ending
	September 30		September 30
	2013	2012	2013	2012
Revenue	$12,209	$2,604	$27,411	$24,138

Cost of revenue	664	2,108	9,328	8,864

Gross profit	$11,545	$496	$18,083	$15,274

Operating expenses
Marketing expenses	0	245	4,810	7,373
General and administrative expenses	28,889	13,392	108,267	38,590

Total operating expenses	$28,889	$13,637	$113,077	$45,963

Net operating loss	$(17,344)	$(13,141)	$(94,994)	$(30,689)

Interest expense	7,502	4,550	15,635	12,632

Net loss	$(24,846)	$(17,691)	$(110,629)	$(43,321)

Basic and dilutive net loss	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding:
Basic	22,564,000	22,564,000	22,564,000	22,564,000
Diluted	22,564,000	22,564,000	22,564,000	22,564,000

See notes to financial statements

CROWD SHARES AFTERMARKET, INC.
FORMERLY VINYL PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(Unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance, December 31, 2010	20,064,000	$2,006	$(33,921)	$(17,822)	$(49,737)

Issuance of common stock for services	2,500,000	250	30,219	0	30,469
Net loss for the year ended December 31, 2011	0	0	0	(117,849)	(117,849)
Balance, December 31, 2011	22,564,000	$2,256	$(3,702)	$(135,671)	$(137,117)

Net loss for the year ended December 31, 2012	0	0	0	(60,192)	(60,192)
Balance, December 31, 2012	22,564,000	$2,256	$(3,702)	$(195,863)	$(197,309)

Net loss for the nine months ended September 30, 2013	0	0	0	(110,629)	(110,629)
Balance, September 30, 2013	22,564,000	$2,256	$(3,702)	$(306,492)	$(307,938)

See notes to financial statements

CROWD SHARES AFTERMARKET, INC.
FORMERLY VINYL PRODUCTS, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ending
	September 30
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(110,629)	$(43,321)
Adjustments to reconcile net income (loss) from operating activities to net cash provided by (used in) operating activities:
Depreciation and amortization	3,492	3,492
Changes in:
Prepaid expenses and other current assets	(480)	(297)
Accounts payable	(20,569)	39,636
Accrued interest, related party	9,214	12,632
Accrued interest, note payable	6,421
Accrued expenses and other current liabilities	1,000	(23,486)
Net cash (used in) operating activities	(111,551)	(11,344)

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	0	0
Net cash provided by (used in) investing activities	0	0

CASH FLOWS FROM FINANCING ACTIVITIES
Payments to related parties	(155,500)	0
Proceeds from related parties	88,737	13,101
Proceeds from Convertible Notes Payable	215,000	0
Net cash provided by financing activities	148,237	13,101

NET INCREASE (DECREASE) IN CASH	36,686	1,757

CASH AND CASH EQUIVALENTS, beginning of the period	7,963	12,954

CASH AND CASH EQUIVALENTS, end of period	$44,649	$14,711

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$0	$0
Income taxes	1,670	0

See notes to financial statements

CROWD SHARES AFTERMARKET, INC.
FORMERLY VINYL PRODUCTS, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1—BACKGROUND AND ORGANIZATION

Organization

Crowd Shares Aftermarket, Inc. (“the Company”) was originally incorporated in the State of Delaware on May 24, 2007, under the name Red Oak Concepts, Inc. to serve as a vehicle for a business combination through a merger, capital stock exchange, asset acquisition or other similar business combination.  On December 4, 2007, the Company changed its jurisdiction of domicile by merging with a Nevada corporation titled Red Oak Concepts, Inc.  On November 21, 2008, the Company changed its name to Vinyl Products, Inc. in connection with a reverse acquisition transaction with The Vinyl Fence Company, Inc. (“VFC”), a California corporation. On September 26, 2013, the Company formed Crowd Shares Aftermarket, Inc., a wholly owned subsidiary of the Company. On October 8, 2013, the Company merged with its wholly owned subsidiary, Crowd Shares Aftermarket, Inc. and as part of the merger changed its name to Crowd Shares Aftermarket, Inc.

On November 20, 2008, the Company entered into a Share Exchange Agreement (the “Exchange Agreement”) with VFC.  Pursuant to the terms of the Exchange Agreement, the Company acquired all of the outstanding capital stock of VFC from the VFC shareholders in exchange for 22,100,000 shares of the Company’s common stock.  Pursuant to the Exchange Agreement, on November 21, 2008, the Company filed a Certificate of Amendment to its Articles of Incorporation with the Secretary of State for the State of Nevada to change its corporate name to “Vinyl Products, Inc.” to better reflect its business. On October 8, 2013, the Company merged with its wholly owned subsidiary, Crowd Shares Aftermarket, Inc. and as part of the merger changed its name to Crowd Shares Aftermarket, Inc.

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

On April 8, 2011, the Company entered into a Promissory note with Doug Brackin for a total of $62,500. The promissory note was not paid by the maturity date of July 31, 2011, and accordingly, the note started to accrue compounding interest at 1.25% per month effective August 1, 2011. Interest expense totaled $959 and $5,882 for the three and nine months ended September 30, 2013, respectively. The Company made a partial principal payment in the amount of $50,000 in July 2013. See Note 4 for further discussion.

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

Business Overview of Crowd Shares Aftermarket, Inc.

During the quarter ended September 30, 2013, the Company began the development of a new business unit to support securities crowdfunding (SCF) activities. As part of this new business unit the Company developed a SCF platform and the business operations for supporting the Company’s entrée into this new market. The Company’s SCF platform includes an exchange for the trading of crowdfunded securities (i.e. a second market for crowdfunded shares), a front end issuer and investor SCF portal (for facilitating SCF transactions), and a US based broker dealer (“BD”) centric deal management and compliance platform (for BD white labeling and syndication).

The SCF industry is growing at a rapid pace and with regulatory changes promises to significantly enhance the access by lower middle market (“LMM”) companies to financing and investor access to private placements.

The Company has developed the SCF platform for use by the following:

⋅	Issuers who have sold securities via crowdfunding platforms
⋅	Investors who have purchased securities via crowdfunding platforms
⋅	Licensed financial entities, such as other FINRA member registered broker dealers

SCF in its simplest terms, is a global movement towards broadening the investor base in small businesses by lowering accreditation standards of investors and changing the rules around the marketing of investment opportunities. Steven Case, the former AOL exec, often quips that “an average middle class person can go to Vegas and gamble away $10,000, but that same person can’t invest $10,000 in Facebook before its public.” The SCF movement seeks to change this paradigm.
Reports have been published that suggest fund raising through crowdfunding mechanisms will grow from the current $2B mark in 2012 to over $500B in just the US alone. In essence, this suggests that the fundamental mechanism or process through which angel and seed funding will occur will be through technology-assisted SCF platforms. These platforms standardize the process, make it more transparent for both investors and entrepreneurs, and, most importantly, broaden the investor target reach or visibility. The SCF movement is less about blazing a new trail in new unchartered waters of finance; but rather, a shift towards utilizing technology platforms to make the existing process available to a wider audience less friction for all those involved. As with the first wave of ecommerce, the primary innovation will be simply expanding the potential audience for a given product/offering. No longer will deal access be singularly controlled by the few with deep rolodexes.
The Company believes (and data suggests) that most modern governments will push regulation towards a structure mirroring an environment like that seen in the UK today or the US with the JOBS Act changes. These changes coupled with technology platforms that span geographic boundaries, will enable a truly global network of small business funding. Just like a US consumer can buy products from the UK via the internet, investors will be able to see and access deals regardless of their geographic location.

The business model utilizes a platform service or listing fee structure, and does not contemplate a transaction or success fee component. This may change as the regulatory environment evolves in the US, and globally, but for now a simple service-fee model has been established. The Company began generating revenue for its SCF business unit during the quarter ended September 30, 2013.

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

Going Concern

The Company's financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America, and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company incurred a net loss from continuing operations of $110,629 during the nine months ended September 30, 2013 and an accumulated deficit of $306,492 since inception. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

Cash and Cash Equivalents

Cash and equivalents include investments with initial maturities of three months or less. The Company maintains its cash balances at credit-worthy financial institutions that are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. Deposits with these banks may exceed the amount of insurance provided on such deposits; however, these deposits typically may be redeemed upon demand and, therefore, bear minimal risk. The Company did not have any cash equivalents at September 30, 2013 or December 31, 2012.

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

Income Taxes

The Company accounts for income taxes under standards issued by the FASB. Under those standards, deferred tax assets and liabilities are recognized for future tax benefits or consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided for significant deferred tax assets when it is more likely than not, that such assets will not be realized through future operations.

No provision for federal income taxes has been recorded due to the net operating loss carry forwards totaling approximately $261,000 as of September 30, 2013 that will be offset against future taxable income.  The available net operating loss carry forwards of approximately $261,000 will expire in various years through 2033.  No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance the carry forwards will expire unused.

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

NOTE 3—PROPERTY, PLANT AND EQUIPMENT

Components of property, plant and equipment were as follows:

	September 30	December 31
	2013	2012

Vehicles	$23,243	$23,243
Total property, plant and equipment	23,243	23,243

Less: accumulated depreciation	(13,184)	(9,692)

Property, plant and equipment, net	$10,059	$13,551

Depreciation expense totaled $3,492 and $3,492 for the nine months ended September 30, 2013 and 2012, respectively. The Company’s parent Company has issued a promissory note and this promissory note is secured by a vehicle owned by Brackin O’Connor.

NOTE 4—NOTES PAYABLE

On December 31, 2010, in connection with the VFC Disposition, the Company agreed to reimburse certain expenses incurred by VFC through the issuance of a promissory note in the amount of $62,500. The promissory note was paid in full in April 2011.

On April 8, 2011, the Company entered into a Promissory note with Doug Brackin for a total of $62,500. The promissory note was not paid by the maturity date of July 31, 2011, and accordingly, the note started to accrue compounding interest at 1.25% per month effective August 1, 2011. Interest expense totaled $5,882 and $7,385 for the nine months ended September 30, 2013 and 2012, respectively. The Company made a partial principal payment in the amount of $50,000 in July 2013. No interest was paid by the Company to Doug Brackin during the nine months ended September 30, 2013 and 2012, respectively. The balance of the note as of September 30, 2013 was $12,500.

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

As of September 30, 2013, the Company had $215,000 in Convertible Notes outstanding. Interest expense totaled $6,421 and $ 0 for the nine months ended September 30, 2013 and 2012, respectively. No interest was paid by the Company to the Convertible note holders during the nine months ended September 30, 2013 and 2012, respectively.

During the nine months ended September 30, 2013, Doug Brackin, the Company’s Chief Executive Officer, did not advance the Company any additional monies. The total outstanding advance balance from Doug Brackin to the Company at September 30, 2013 was $8,818. The advance bears interest at a rate of 1% per month. Interest expense totaled $802 and $1,719 for the nine months ended September 30, 2013 and 2012, respectively. No interest was paid by the Company to Doug Brackin during the nine months ended September 30, 2013 and 2012, respectively.

During the nine months ended September 30, 2013, Cardiff Partners, LLC advanced to the Company $88,738 and the Company repaid Cardiff Partners, LLC $105,500. Keith Moore, the Company’s Treasurer, Secretary, and Director, is a managing member and 50% owner of Cardiff Partners. The total outstanding advance balance from Cardiff Partners to the Company at September 30, 2013 was $32,556. The advance bears interest at a rate of 1% per month. Interest expense totaled $3,897 and $3,258 for the nine months ended September 30, 2013 and 2012, respectively. No interest was paid by the Company to Cardiff Partners during the nine months ended September 30, 2013 and 2012, respectively.

NOTE 5—SHAREHOLDERS' EQUITY

The Company is authorized to issue 100,000,000 shares of $.0001 par value common stock, and had 22,564,000 and 22,564,000 shares outstanding at September 30, 2013 and December 31, 2012, respectively.

The Company is authorized to issue 10,000,000 shares of $.0001 par value preferred stock.  The Company has never issued any shares of preferred stock.

During the nine months ended September 30, 2013 and 2012, there were $0 of contributions from owners and $0 of owners' withdrawals.

On December 14, 2010, the Company cancelled 2,800,200 shares of its outstanding stock due to a settlement and release agreement.

On December 31, 2010, the Company agreed to issue 20,000,000 shares of its common stock to the members of Brackin O’Connor in exchange for the membership interests in Brackin O’Connor (Equity Exchange).

On December 31, 2010, the Company entered into a definitive agreement to dispose of all of the capital stock of its subsidiaries, VFC and VFC Franchise Corp. to Gordon Knott, formerly the Company’s President and member of its Board of Directors, and Garabed Khatchoyan, formerly a member of its Board of Directors. In exchange for the capital stock of VFC and VFC Franchise Corp., Messrs Knott and Khatchoyan agreed to return to the Company 20,000,000 shares of the Company’s common stock

On March 1, 2011, the Company entered into three separate consulting agreements. The Company agreed to issue a total of 2,500,000 shares of restricted common stock as payment for services provided under the respective consulting agreements. The shares were valued based on the estimated fair value of the services provided as this was deemed to be the best indicator of fair value. The Company recorded stock based compensation charges of $0 during the quarter ended September 30, 2013 and 2012, respectively.

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

On April 8, 2011, the Company entered into a Promissory note with Doug Brackin for a total of $62,500. The promissory note was not paid by the maturity date of July 31, 2011, and accordingly, the note started to accrue compounding interest at 1.25% per month effective August 1, 2011. Interest expense totaled $5,882 and $7,385for the nine months ended September 30, 2013 and 2012, respectively. The Company made a partial principal payment in the amount of $50,000 in July 2013. No interest was paid by the Company to Doug Brackin during the nine months ended September 30, 2013 and 2012, respectively. The balance of the note as of September 30, 2013 was $12,500.

During the nine months ended September 30, 2013, Doug Brackin, the Company’s Chief Executive Officer, did not advance the Company any additional monies. The total outstanding advance balance from Doug Brackin to the Company at September 30, 2013 was $8,818. The advance bears interest at a rate of 1% per month. Interest expense totaled $802 and $1,719 for the nine months ended September 30, 2013 and 2012, respectively. No interest was paid by the Company to Doug Brackin during the nine months ended September 30, 2013 and 2012, respectively.

During the nine months ended September 30, 2013, Cardiff Partners, LLC advanced to the Company $88,738 and the Company repaid Cardiff Partners, LLC $105,500. Keith Moore, the Company’s Treasurer, Secretary, and Director, is a managing member and 50% owner of Cardiff Partners. The total outstanding advance balance from Cardiff Partners to the Company at September 30, 2013 was $32,556. The advance bears interest at a rate of 1% per month. Interest expense totaled $3,897 and $3,258 for the nine months ended September 30, 2013 and 2012, respectively. No interest was paid by the Company to Cardiff Partners during the nine months ended September 30, 2013 and 2012, respectively.

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

On December 31, 2010, the Company entered into a definitive agreement to dispose of all of the capital stock of its subsidiaries, VFC and VFC Franchise Corp. to Gordon Knott, formerly the Company’s President and member of its Board of Directors, and Garabed Khatchoyan, formerly a member of its Board of Directors. In exchange for the capital stock of VFC and VFC Franchise Corp., Messrs Knott and Khatchoyan agreed to return to the Company 20,000,000 shares of the Company’s common stock

On March 1, 2011, the Company entered into three separate consulting agreements. The Company agreed to issue a total of 2,500,000 shares of restricted common stock as payment for services provided under the respective consulting agreements. The shares were valued based on the estimated fair value of the services provided as this was deemed to be the best indicator of fair value. The Company recorded stock based compensation charges of $0 during the quarter ended September 30, 2013 and 2012, respectively.

On September 12, 2012, the Company entered into a binding letter of intent (the “LOI”) to merge with Buffalo Boss Holdings, Inc. (“Buffalo Boss”). Additionally, the parties have agreed that within sixty (60) days following the purchase of 3,000,000 shares of common stock of Buffalo Boss by the Company for $324,000, Buffalo Boss shall grant the Company a master franchise agreement for no initial master franchise fee, which shall cover the United Kingdom and Canada (“Master Franchise Agreement”).  Buffalo Boss operates an organic fast food chicken wing restaurant located in Brooklyn, New York and has entered into an agreement to open a second location in the Barclays Center located in Brooklyn, New York. Upon closing of the merger with Buffalo Boss, the Company has agreed to issue no less than 50,000,000 and up to 75,000,000 shares of our common stock with the Company being the surviving company (the “Merger”). Immediately following the Merger, the Company shall change its name to Buffalo Boss Holdings, Inc. or Buffalo Boss International, Inc. as determined solely by Buffalo Boss. Upon completion of the Merger, the Company will have 75,000,000 shares of its common stock issued and outstanding.

The Merger is subject to the following conditions:

⋅	The purchase of 3,000,000 shares of common stock of Buffalo Boss by the Company for $324,000, prior to the Merger;
⋅
The completion of audited financial statements for Buffalo Boss for the years ended December 31, 2010 and 2011 and unaudited financial statements for Buffalo Boss for the nine month period ended September 30, 2012; and

⋅	The settlement of all outstanding Company liabilities.

If the Company fails or refuses to close the Merger by December 31, 2012, Buffalo Boss may terminate the LOI. Additionally, the LOI may be terminated by the mutual consent of the parties, or if there is a material breach of any representation or warranty by the Company or Buffalo Boss. On March 4, 2013, the LOI was terminated by mutual consent of the parties.

NOTE 9 – SUBSEQUENT EVENTS

On October 8, 2013, the Company merged with its wholly owned subsidiary, Crowd Shares Aftermarket, Inc. and as part of the merger changed its name to Crowd Shares Aftermarket, Inc.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In this Quarterly Report on Form 10-Q, unless the context requires otherwise, “we,” “us” and “our” refer to Crowd Shares Aftermarket, Inc., a Nevada corporation. The following Management’s Discussion and Analysis of Financial Condition and Results of Operation provide information that we believe is relevant to an assessment and understanding of our financial condition and results of operations. The following discussion should be read in conjunction with our financial statements and notes thereto included with this Quarterly Report on Form 10-Q, and all our other filings, including Current Reports on Form 8-K, filed with the Securities and Exchange Commission (“SEC”) through the date of this report.

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

Recent Developments Affecting the Company

Securities Crowdfunding

During the quarter ended September 30, 2013, the Company began the development of a new business unit to support securities crowdfunding (SCF) activities. As part of this new business unit the Company developed a SCF platform and the business operations for supporting the Company’s entrée into this new market. The Company’s SCF platform includes an exchange for the trading of crowdfunded securities (i.e. a second market for crowdfunded shares), a front end issuer and investor SCF portal (for facilitating SCF transactions), and a US based broker dealer (“BD”) centric deal management and compliance platform (for BD white labeling and syndication).

The SCF industry is growing at a rapid pace and with regulatory changes promises to significantly enhance the access by lower middle market (“LMM”) companies to financing and investor access to private placements.

The Company has developed the SCF platform for use by the following:

•	Issuers who have sold securities via crowdfunding platforms
•	Investors who have purchased securities via crowdfunding platforms
•	Licensed financial entities, such as other FINRA member registered broker dealers

SCF in its simplest terms, is a global movement towards broadening the investor base in small businesses by lowering accreditation standards of investors and changing the rules around the marketing of investment opportunities. Steven Case, the former AOL exec, often quips that “an average middle class person can go to Vegas and gamble away $10,000, but that same person can’t invest $10,000 in Facebook before its public.” The SCF movement seeks to change this paradigm.

Reports have been published that suggest fund raising through crowdfunding mechanisms will grow from the current $2B mark in 2012 to over $500B in just the US alone. In essence, this suggests that the fundamental mechanism or process through which angel and seed funding will occur will be through technology-assisted SCF platforms. These platforms standardize the process, make it more transparent for both investors and entrepreneurs, and, most importantly, broaden the investor target reach or visibility. The SCF movement is less about blazing a new trail in new unchartered waters of finance; but rather, a shift towards utilizing technology platforms to make the existing process available to a wider audience less friction for all those involved. As with the first wave of ecommerce, the primary innovation will be simply expanding the potential audience for a given product/offering. No longer will deal access be singularly controlled by the few with deep rolodexes.

The Company believes (and data suggests) that most modern governments will push regulation towards a structure mirroring an environment like that seen in the UK today or the US with the JOBS Act changes. These changes coupled with technology platforms that span geographic boundaries, will enable a truly global network of small business funding. Just like a US consumer can buy products from the UK via the internet, investors will be able to see and access deals regardless of their geographic location.

The business model utilizes a platform service or listing fee structure, and does not contemplate a transaction or success fee component. This may change as the regulatory environment evolves in the US, and globally, but for now a simple service-fee model has been established. The Company began generating revenue for its SCF business unit during the quarter ended September 30, 2013.

Results of Operations

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

Revenue

Revenues totaled $12,209 for the three months ended September 30, 2013 versus $2,604 in the comparable period in the prior year. The increase in revenues was related to due diligence services for the securities crowdfunding business.

Cost of Revenue

Cost of revenue consists of depreciation expense for the Company’s transportation vehicles as well as other direct costs of providing services. Cost of revenue totaled $664 for the three months ended September 30, 2013 versus $2,108 in the comparable period of the prior year. The decrease was related to a decrease in transportation services.

Marketing Expenses

Marketing expenses totaled $0 for the three months ended September 30, 2013 compared to $245 in the comparable period of the prior year. The Company did not incur any marketing expenses during the quarter to coordinate marketing budgets with projected transportation requirements.

General and Administrative Expenses

General and administrative expenses totaled $28,889 for the three months ended September 30, 2013 compared to $13,392 for the three months ended September 30, 2012. The increase in general and administrative expenses was a result of additional professional fees and travel related to the securities crowdfunding business. The current period expenses are primarily comprised of $14,180 of professional fees and $5,653 of travel expenses as well as other general and administrative expenses.

Other Expenses

Other expense totaled $7,502 for the three months ended September 30, 2013 compared to $4,550 for the three months ended September 30, 2012. The current period expenses are comprised of $7,502 of interest expense.

Net Loss

Net loss totaled $24,846 for the three months ended September 30, 2013 due primarily to general and administrative expenses discussed above which exceeded gross profits generated. Net loss totaled $17,691 for the three months ended September 30, 2012.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

Revenue

Revenues totaled $27,411 for the nine months ended September 30, 2013 versus $24,138 in the comparable period in the prior year.

Cost of Revenue

Cost of revenue consists of depreciation expense for the Company’s transportation vehicles as well as other direct costs of providing services. Cost of revenue totaled $9,328 for the nine months ended September 30, 2013 versus $8,864 in the comparable period of the prior year.

Marketing Expenses

Marketing expenses totaled $4,810 for the nine months ended September 30, 2013 compared to $7,373 in the comparable period of the prior year. The Company decreased marketing expenses during the nine months ended September 30, 2013 to coordinate marketing budgets with projected transportation requirements.

General and Administrative Expenses

General and administrative expenses totaled $108,267 for the nine months ended September 30, 2013 compared to $38,590 for the nine months ended September 30, 2012. The current period expenses are primarily comprised $61,638 in professional fees, as well as other general and administrative expenses. Expenses for the nine months ended September 30, 2012 were primarily comprised of $26,210 of professional fees, as well as other general and administrative expenses.

Other Expenses

Other expense totaled $15,635 for the nine months ended September 30, 2013 compared to $12,632 for the nine months ended September 30, 2012. The current period expenses are comprised of $15,635 of interest expense.

Net Loss

Net loss totaled $110,629 for the nine months ended September 30, 2013 due primarily to the general and administrative expenses discussed above which exceeded gross profits generated. Net loss totaled $43,321 for the nine months ended September 30, 2012.

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming that we will continue as a going concern. As shown in the accompanying financial statements, we incurred losses of $110,629 for the nine months ended September 30, 2013 and have an accumulated deficit of $306,492 at September 30, 2013. At September 30, 2013, we had cash of $44,649.

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

As of September 30, 2013, the Company had $215,000 in Convertible Notes outstanding.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2013, and this assessment identified certain material weakness in our internal control over financial reporting, including material weaknesses due to our management’s lack of segregation of duties in financial transactions or reporting as a result of the fact that we only have two officers. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

Based on that evaluation, management concluded that our internal control over financial reporting was not effective as of September 30, 2013.

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

* – Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 6th day of November, 2013.

CROWD SHARES AFTERMARKET, INC.

By:	/s/ Doug Brackin
Doug Brackin
Chief Executive Officer
(Principal Executive Officer)

