Form 10-K
period 2013-12-31
Crowd Shares Aftermarket, Inc.
filed 2014-04-14
CIK 1409014

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED December 31, 2013

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

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-accelerated Filer ☐	Smaller reporting company ☒

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

  State the aggregate market value of the voting and non-voting equity held by non-affiliates of the Registrant computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of December 31, 2013:  $0.00

Indicate by check mark whether the issuer filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.   Yes ☐ No ☒

As of April 14, 2014, 22,564,000 shares of the Registrant’s Common Stock were outstanding.

Crowd Shares Aftermarket, Inc.

FORM 10-K

For the Fiscal Year Ended December 31, 2013

INDEX

PART I
Item 1.	Business	1
Item 1A.	Risk Factors	5
Item 2.	Properties	7
Item 3.	Legal Proceedings	8
Item 4.	Mine Safety Disclosures	8

PART II
Item 5.	Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	8
Item 6.	Selected Financial Information	6
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	7
Item 8.	Financial Statements	13
Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure	13
Item 9A.	Controls and Procedures	13
Item 9B.	Other Information	14

PART III
Item 10.	Directors, Executive Officers and Corporate Governance	15
Item 11.	Executive Compensation	17
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	18
Item 13.	Certain Relationships and Related Transactions, and Director Independence	19

Item 14.	Principal Accountant Fees and Services	20
Item 15.	Exhibits, Financial Statement Schedules	20

Signatures		21

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

General

During the quarter ended September 30, 2013, the Company began the development of a new business unit to support securities crowdfunding (SCF) activities. As part of this new business unit the Company developed a SCF platform and the business operations for supporting the Company’s entrée into this new market. The Company’s SCF platform includes an exchange for the trading of crowdfunded securities (i.e. a second market for crowdfunded shares), a front end issuer and investor SCF portal (for facilitating SCF transactions), and a US based broker dealer (“BD”) centric deal management and compliance platform (for BD white labeling and syndication). We also operate a passenger transportation business commonly referred to as a chauffeured vehicle service. Our initial operations are focused on servicing the tourism industry in Scottsdale, Arizona under the brand name of “Ride The Dougie”. We provide chauffeured vehicle service for concert and weddings, airport shuttles, business and association meetings, conventions, road shows, promotional tours, special events, incentive travel and leisure travel and mobile concierge services.

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

On April 8, 2011, the Company entered into a Promissory note with Doug Brackin for a total of $62,500. The promissory note was not paid by the maturity date of July 31, 2011, and accordingly, the note started to accrue compounding interest at 1.25% per month effective August 1, 2011. Interest expense totaled $600 and $6,482 for the three and twelve months ended December 31, 2013, respectively. The Company made a partial principal payment in the amount of $50,000 in July 2013. See Note 4 for further discussion.

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

Industry Background

Securities Crowdfunding

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

Chauffeured Vehicle Services

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

Securities Crowdfunding

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

Chauffeured Vehicle Services

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

Marketing and Sales

Securities Crowdfunding

The Company will market its SCF platform to broker dealers by attending and presenting at industry conferences. The Company believes this will be the most effective approach to bringing on new issuers and offerings to the platform. The Company will also commence marketing to potential accredited investors by using email, social media and other online marketing programs.

Chauffeured Vehicle Services

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

Research and Development

Securities Crowdfunding

The Company will continue to develop its SCF platform and add additional functionality as resources become available.

Chauffeured Vehicle Services

We have not incurred any research and development expenditures since our inception.

Competition

Securities Crowdfunding

As the SCF industry is new, there are currently a few competitors. The Company anticipates additional competition from multiple sources as the industry develops. The Company believes it is one of the first to market with its SCF platform.

Chauffeured Vehicle Services

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

Seasonality

Securities Crowdfunding

The Company believes that seasonality will have a minimal impact on its SCF business.

Chauffeured Vehicle Services

Our business, as is typical of companies in our industry, is highly seasonal. This is primarily due to tourist travel being heaviest during the holiday and spring seasons. Seasonal trends have historically contributed to, and we anticipate will continue to contribute to fluctuations in our quarterly results, including fluctuations in sequential revenue growth rates.

Compliance with Government Regulation

Securities Crowdfunding

The Company believes that its SCF business will be highly regulated and is devoting considerable time to ensuring compliance with federal and state securities laws that apply to SCF platforms. There are still yet many SCF regulations to be published and the Company is actively researching new regulations as they are approved.

Chauffeured Vehicle Services

We are not currently subject to direct federal, state or local regulation and we do not believe that government regulation will have a material impact on the way we conduct our business.

Employees

As of April 14, 2014, we had no full-time employees and no independent contractors.

Patents and Trademarks

We do not own, either legally or beneficially, any patents or trademarks.

Item 1A.	Risk Factors.

In addition to the other information in this Form 10-K, the following factors should be considered in evaluating Crowd Shares Aftermarket, Inc. and our business.

RISKS RELATED TO OUR BUSINESS

WE HAVE A LIMITED OPERATING HISTORY AND HAVE NOT GENERATED SUBSTANTIAL REVENUES OR PROFIT TO DATE. THERE IS NO ASSURANCE OUR FUTURE OPERATIONS WILL RESULT IN PROFITABLE REVENUES. IF WE CANNOT GENERATE SUFFICIENT REVENUES TO OPERATE PROFITABLY, WE MAY HAVE TO CEASE OPERATIONS.

We started operations in passenger transportation business in December 2010 and began generating revenue from that business in January 2011. We started our SCF platform in September 2013. We have a limited operating history upon which an evaluation of our future success or failure can be made. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to earn profit by marketing and selling our services. We cannot guarantee that we will be successful in generating revenues and profit in the future. Failure to generate revenues and profit will cause us to suspend or cease operations.

IF WE DO NOT OBTAIN ADDITIONAL FINANCING, OUR BUSINESS WILL FAIL.

Our business plan calls for ongoing expenses in connection with the marketing and development of our services.

While at December 31, 2013, we had cash on hand of $11,086, we have accumulated a deficit of $348,757. At this rate, we anticipate that additional funding will be needed for general administrative expenses and marketing costs.

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

THE MARKET FOR OUR COMMON STOCK IS ILLIQUID AND THE PRICE OF OUR COMMON STOCK COULD BE SUBJECT TO VOLATILITY UNRELATED TO OUR OPERATIONS.

The market price of our common stock could fluctuate substantially due to a variety of factors, including market perception of our ability to achieve the development of our business and otherwise meet our growth projections and expectations, quarterly operating results of other companies in the same industry, trading volume in our common stock, changes in general conditions in the economy and the financial markets or other developments affecting our business and the business of others in our industry.  In addition, the stock market itself is subject to extreme price and volume fluctuations.  This volatility has had a significant effect on the market price of securities issued by many companies for reasons unrelated to their operating performance and could have the same effect on our common stock.

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

The premises used during the year ended December 31, 2013 were provided to us without charge. We have reviewed the estimated fair market value of the rent for the space used and concluded it to be immaterial to the financial statements individually and taken as a whole, as such, no expense for rent has been recorded for the period shown.

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

As of February 25, 2013, our common stock is quoted on the OTC Bulletin Board under the symbol "CRDW". The following table indicates the quarterly high and low last sale prices for shares of our common stock on the OTC Bulletin Board for the years ending December 31, 2013 and 2012, respectively:

2013	Low	High
Fourth Quarter	N/A	N/A
Third Quarter	N/A	N/A
Second Quarter	N/A	N/A
First Quarter	N/A	N/A

2012	Low	High
Fourth Quarter	N/A	N/A
Third Quarter	N/A	N/A
Second Quarter	N/A	N/A
First Quarter	N/A	N/A

Holders of Record

As of April 14, 2014, we had outstanding 22,564,000 shares of common stock, held by 35 shareholders of record.

We do not have an equity compensation plan

Dividend Policy

We did not pay dividends on our common stock for the years ended December 31, 2013 and 2012, respectively, and have no plans to do so in the foreseeable future.

Recent Sales of Unregistered Securities

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

Results of Operations

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Expenses

Operating expenses totaled $139,234 for the year ended December 31, 2013 compared to $56,846 in the prior year. Current year operating expenses included selling, general and administrative expenses.

Net Income / Loss

Net loss totaled $152,894 for the year ended December 31, 2013 due primarily to the selling, general and administrative expenses discussed above. Net loss totaled $60,192 for the year ended December 31, 2012 due to the selling, general and administrative expenses discussed above.

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

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming that we will continue as a going concern. As shown in the accompanying financial statements, we incurred losses of $152,894 for the year ended December 31, 2013 and have an accumulated deficit of $348,757 at December 31, 2013. At December 31, 2013, we had cash of $11,086.

We started to generate revenue in January 2011, however, in order to continue as a going concern, develop a reliable source of revenues, and achieve a profitable level of operations, we will need, among other things, additional capital resources. Accordingly, management’s plans to continue as a going concern include raising additional capital through sales of common stock and other securities.

Our current funding is not sufficient to continue our operations for the remainder of the fiscal year ending December 31, 2014. We will require additional debt and/or equity financing to continue our operations. We cannot provide any assurances that additional financing will be available to us or, if available, may not be available on acceptable terms.

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

Impairment of Long-Lived Assets

The Company adopted Accounting Standards Codification subtopic 360-10, Property, Plant and Equipment ("ASC 360-10"). ASC 360-10 requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company evaluates its long-lived assets for impairment annually or more often if events and circumstances warrant. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. ASC 360-10 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell. The Company performed an annual review for impairment and none existed as of December 31, 2013.

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

In December 2011, the FASB issued ASU No. 2011-11 “Balance Sheet: Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”). This Update requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS. The amended guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The adoption of ASU No. 2011-11 did not impact the Company's results of operations or financial condition.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 15d-15 under the Securities Exchange Act of 1934.  Based upon that evaluation, our management, including our chief executive officer and principal financial officer, concluded that our disclosure controls and procedures were not effective as of December 31, 2013 and December 31, 2012 for the reasons described below.

Management’s report on internal controls over financial reporting

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting, as defined under Rule 15d-15(f) under the Securities Exchange Act of 1934.  Management has assessed the effectiveness of our internal controls over financial reporting as of December 31, 2013 and December 31, 2012 based on the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our internal control system was designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. An internal control material weakness is a significant deficiency, or aggregation of deficiencies, that does not reduce to a relatively low level the risk that material misstatements in financial statements will be prevented or detected on a timely basis by employees in the normal course of their work. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013 and December 31, 2012, and this assessment identified certain material weakness in our internal control over financial reporting, including material weaknesses due to our management’s lack of segregation of duties in financial transactions or reporting as a result of the fact that we only have one officer. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible.  However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals.  Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness

Based on that evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2013 and December 31, 2012.

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

Changes in internal control over financial reporting

There were no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during our fiscal years ended December 31, 2013 and December 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. In the estimation of our senior management, none of the changes in the composition of management have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of Crowd Shares Aftermarket, Inc.

Our executive officer and directors and their ages as of April 14, 2014 are as follows:

Director:

Name	Age

Douglas Brackin	51	President and Director

Keith Moore	53	Treasurer, Secretary and Director

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

Mr. Moore co-founded Monarch Bay Securities, LLC, a FINRA member broker dealer in 2006. He has served his entire career founding, growing and financing technology and service companies. Throughout his career Mr. Moore has served in various executive capacities for micro-cap to Russell 1000 companies, including Activision, Inc. and POPcast Communications Corp. Mr. Moore has raised over $100 million for these organizations and has grown collective revenues in excess of $600 million.

From 1996 through 2007, Mr. Moore served in Chief Executive and other executive capacities for POPcast Communications Corp., and iTechexpress, Inc., overseeing their respective strategic growth and capital raises. From 1991 through 1996, Mr. Moore served as President, Chief Operating Officer, Chief Financial Officer, Director and Consultant of Activision, Inc. (NASDAQ: ATVI), recognized as the international market leader in videogames. Mr. Moore is a founder of International Consumer Technologies Corp. and was Vice President, Chief Financial Officer and Director since its inception in July 1986 until its merger into Activision in December 1991. Mr. Moore, board Emeritus of the Mission Hospital Foundation Board of Directors earned a B.S. in Accounting and a Masters in Finance from Eastern Michigan University.

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

Code of Ethics for Chief Executive Officer and Senior Financial Officers. We have adopted a Code of Ethics that applies to our principal executive officers and principal financial officer (or persons performing similar functions) that is designed to comply with Item 406 of Regulation S-K.  A copy of our Code of Ethics will also be furnished, without charge, in print to any person who requests such copy by writing to the Company’s Secretary at: Crowd Shares Aftermarket, Inc., 5000 Birch Street, Suite 4800, Newport Beach, CA 92660.

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

Compensation of Directors

We do not currently pay any cash fees to our directors, but we pay directors’ expenses in attending board meetings. During the fiscal years ended December 31, 2013 and December 31, 2012, no director expenses were incurred.

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

We may enter into indemnification agreements with each of our directors and officers that are, in some cases, broader than the specific April 14, 2014, we have not entered into any indemnification agreements with our directors or officers, but may choose to do so in the future.  Such indemnification agreements may require us, among other things, to:

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

The table below summarizes all compensation awarded to, earned by, or paid to our executive officer by any person for all services rendered in all capacities to us for the years ended December 31, 2013 and 2012.

Name and Principal Position (a)	Year (b)	Salary (c )	Bonus (d)	Stock Awards (e)	Option Awards (f)	Non-Equity Incentive Plan Compensation (g)	Non-Qualified Deferred Compensation Earnings (h)	All Other Compensation (i)	Total (j)

Doug Brackin	2013	$0	$0	$0	$0	$0	$0	$0	$0
Current Chief Executive Office and Director	2012	$0	$0	$0	$0	$0	$0	$0	$0

Keith Moore	2013	$0	$0	$0	$0	$0	$0	$0	$0
Current Treasurer and Director	2012	$0	$0	$0	$0	$0	$0	$0	$0

Outstanding Equity Awards at Fiscal Year-End

As of April 14, 2014, there were no outstanding equity awards held by any named executive officer.

Employment Agreements

As of April 14, 2014, we were not a party to any employment agreement with any named executive officer.

Compensation Committee Interlocks and Insider Participation

Due to the limited number of directors constituting our Board of Directors, the full Board of Directors considers and participates in the compensation of our executive officers.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding beneficial ownership of our common stock as of April 14, 2014:

•	by each person who is known by us to beneficially own more than 5% of our common stock;
•	by each of our executive officers and directors; and
•	by all of our executive officers and directors as a group.

Title of Class	Name and address of beneficial owner	Amount of Beneficial Ownership	Percent of class (1)
Common Stock	Douglas Brackin 755 E. Chaparral Rd, #18 Scottsdale, AZ 85250	20,000,000(2)	88.6%
Common Stock	Joy Brackin 755 E. Chaparral Rd, #18 Scottsdale, AZ 85250	20,000,000(2)	88.6%
Common Stock	All Officers and Directors as a group	20,000,000 shares	88.6%

(1)	The percent of class is based on 22,564,000 shares of common stock issued and outstanding as of April 14, 2014.

(2)	Includes 10,000,000 shares owned in the name of Douglas Brackin and 10,000,000 owned in the name of Mr. Brackin’s wife, Joy Brackin.

Item 13.	Certain Relationships and Related Transactions.

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

During the year ended December 31, 2013, Cardiff Partners, LLC advanced the Company $97,579, and the Company paid back $131,200 of previous advances to Cardiff Partners. Keith Moore, the Company’s Treasurer, Secretary, and Director, is a managing member and 50% owner of Cardiff Partners. The advance bears interest at a rate of 1% per month. The total outstanding advance balance from Cardiff Partners to the Company at December 31, 2013 was $699. Interest expense totaled $4,202 for the twelve months ended December 31, 2013. No interest was paid by the Company to Cardiff Partners during the twelve months ended December 31, 2013.

During the twelve months ended December 31, 2013, Doug Brackin, the Company’s Chief Executive Officer, did not advance the Company additional money. The Company did not pay back any previous advances owed to Mr. Brackin, leaving a balance due to Mr. Brackin of $8,818, The advance bears interest at a rate of 1% per month. Interest expense totaled $1,073 for the twelve months ended December 31, 2013.

On April 8, 2011, the Company entered into a Promissory note with Doug Brackin for a total of $62,500. The promissory note was not paid by the maturity date of July 31, 2011, and accordingly, the note started to accrue compounding interest at 1.25% per month effective August 1, 2011. Interest expense totaled $600 and $6,482 for the three and twelve months ended December 31, 2013, respectively. The Company made a partial principal payment in the amount of $50,000 in July 2013. See Note 4 for further discussion.

On June 14, 2013, the Company entered into a Promissory note for a total of $215,000. The promissory note bears an interest rate of 1% per month. The Company did not pay back any principal, leaving a balance due of $215,000. Interest expense totaled $11,840 for the twelve months ended December 31, 2013

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

	Years Ended
	December 31,
	2013	2012
M&K CPAs, PLLC
Audit Fees	$5,050	$6,750
Audit-related fees	$0	$0
Tax fees	$0	$0
All other fees	$0	$0

Our Board of Directors established a policy whereby the outside auditors are required to seek pre-approval on an annual basis of all audit, audit-related, tax and other services by providing a prior description of the services to be performed. For the year ended December 31, 2013, 100% of all audit-related services were pre-approved by the Board of Directors, which concluded that the provision of such services by M&K was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions.

Item 15.        Exhibits.

(a)           Financial Statements.

The following financial statements of Crowd Shares Aftermarket, Inc. are submitted as a separate section of this report (See F-pages), and are incorporated by reference in Item 8:

(b)           Exhibits

The following Exhibits are filed herewith pursuant to Item 601 of Regulation S-K or incorporated herein by reference to previous filings as noted:

Exhibit No. Identification of Exhibit

Exhibit No.	Identification of Exhibit

3.1	Articles of Incorporation (1)
3.2	Certificate of Amendment to Articles of Incorporation (2)
3.3	By-Laws (1)
10.1	Equity Exchange Agreement dated December 31, 2010(3)
10.2	Stock Purchase Agreement dated December 31, 2010(3)
10.3	Assumption Agreement dated December 31, 2010(3)
10.4	Promissory Note dated December 31, 2010(3)
14.1	Code of Ethics (2)
21.1*	Subsidiaries of Registrant
31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934
31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Labels
101.PRE	XBRL Taxonomy Extension

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

** Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 14, 2014	CROWD SHARES AFTERMARKET, INC.
(Registrant)

	By:	/s/ Douglas Brackin
President and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Douglas Brackin	President and Director (Principal Executive Officer)	April 14, 2014
Douglas Brackin

/s/ Keith Moore	Treasure, Secretary and Director (Principal Financial and Accounting Officer)	April 14, 2014
Keith Moore

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED

PURSUANT TO SECTION 15(d) OF THE EXCHANGE ACT BY NON-REPORTING ISSUERS

1.	No annual report to security holders covering the company’s year ended December 31, 2013, has been sent as of the date of this report.

2.	No proxy soliciting material has been sent to the company’s security holders with respect to the 2013 annual meeting of security holders.

3.	If such report or proxy material is furnished to security holders subsequent to the filing of this Report on Form 10-K, the company will furnish copies of such material to the Commission at the time it is sent to security holders.

ANNUAL REPORT ON FORM 10-K

ITEM 7

FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2013 and 2012

CROWD SHARES AFTERMARKET, INC.

INDEX TO FINANCIAL STATEMENTS

Page
Crowd Shares Aftermarket, Inc.
Financial Statements
Report of Independent Registered Public Accounting Firm	F-2
Balance Sheets at December 31, 2013 and 2012	F-3
Statements of Operations for the Fiscal Years Ended December 31, 2013 and 2012	F-4
Statements of Stockholders' Equity (Deficit) for the Fiscal Years Ended December 31, 2013 and 2012	F-5
Statements of Cash Flows for the Fiscal Years Ended December 31, 2013 and 2012	F-6
Notes to Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Management
Crowd Shares Aftermarket, Inc.

We have audited the accompanying balance sheets of Crowd Shares Aftermarket, Inc. (the "Company") as of December 31, 2013 and 2012 and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2013 and December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Crowd Shares Aftermarket, Inc. as of December 31, 2013 and 2012 and the results of its operations and cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

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

 /s/ M&K CPAS, PLLC

M&K CPAS, PLLC

www.mkacpas.com
Houston, Texas
April 14, 2014

CROWD SHARES AFTERMARKET, INC.
FORMERLY VINYL PRODUCTS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2013	2012
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$11,086	$7,963
Prepaid expenses	750	489
TOTAL CURRENT ASSETS	11,836	8,452

Property, plant and equipment, net of accumulated depreciation	8,896	13,551
TOTAL ASSETS	$20,732	$22,003

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$67,021	$68,189
Due to related parties	9,517	58,137
Accrued interest, related parties	39,375	28,986
Accrued interest, note payable	11,840	0
Accrued expenses and other current liabilities	682	1,500
Note payable, related party	12,500	62,500
Convertible Notes Payable	215,000	0
TOTAL CURRENT LIABILITIES	355,935	219,312

TOTAL LIABILITIES	355,935	219,312

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.0001 par value; 10,000,000 shares authorized;
no shares issued and outstanding at
December 31, 2013 and December 31, 2012	0	0
Common stock, $0.0001 par value; 100,000,000 shares authorized;
22,564,000 shares issued and outstanding at
December 31, 2013 and December 31, 2012	2,256	2,256
Additional paid-in capital	11,298	(3,702)
Accumulated deficit	(348,757)	(195,863)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(335,203)	(197,309)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$20,732	$22,003

See notes to financial statements

CROWD SHARES AFTERMARKET, INC.
FORMERLY VINYL PRODUCTS, INC.
STATEMENTS OF OPERATIONS

	Twelve Months Ending
	December 31
	2013	2012
Revenue	$19,061	$32,270

Cost of revenue	10,492	17,564

Gross profit	$8,569	$14,706

Operating expenses
Marketing expenses	5,209	8,069
General and administrative expenses	134,025	48,777

Total operating expenses	$139,234	$56,846

Net operating loss	$(130,665)	$(42,140)

Interest expense	22,229	18,052

Net loss	$(152,894)	$(60,192)

Basic and dilutive net loss	$(0.01)	$(0.00)

Weighted average number of common shares outstanding:
Basic	22,564,000	22,564,000
Diluted	22,564,000	22,564,000

See notes to financial statements

CROWD SHARES AFTERMARKET, INC.
FORMERLY VINYL PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance, December 31, 2010	20,064,000	$2,006	$(33,921)	$(17,822)	$(49,737)

Issuance of common stock for services	2,500,000	250	30,219	0	30,469
Net loss for the year ended December 31, 2011	0	0	0	(117,849)	(117,849)
Balance, December 31, 2011	22,564,000	$2,256	$(3,702)	$(135,671)	$(137,117)

Net loss for the year ended December 31, 2012	0	0	0	(60,192)	(60,192)
Balance, December 31, 2012	22,564,000	$2,256	$(3,702)	$(195,863)	$(197,309)

Additional Paid-In Capital from Related Party for services	0	0	15,000	0	15,000
Net loss for the twelve months ended Decmeber 31, 2013	0	0	0	(152,894)	(152,894)
Balance, December 31, 2013	22,564,000	$2,256	$11,298	$(348,757)	$(335,203)

See notes to financial statements

CROWD SHARES AFTERMARKET, INC.
FORMERLY VINYL PRODUCTS, INC.
STATEMENTS OF CASH FLOWS

	Twelve Months Ending
	December 31
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(152,894)	$(60,192)
Adjustments to reconcile net income (loss) from operating activities to net cash provided by (used in) operating activities:
Depreciation and amortization	4,656	4,656
Changes in:
Prepaid expenses and other current assets	(261)	979
Accounts payable	(1,168)	47,113
Accrued interest, related party	10,389	18,052
Accrued interest, note payable	11,840	0
Accrued expenses and other current liabilities	(818)	(25,236)
Net cash (used in) operating activities	(128,256)	(14,628)

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	0	0
Net cash provided by (used in) investing activities	0	0

CASH FLOWS FROM FINANCING ACTIVITIES
Payments to related parties	(196,200)	(10,315)
Proceeds from related parties	112,579	19,952
Proceeds from Convertible Notes Payable	215,000	0
Net cash provided by financing activities	131,379	9,637

NET INCREASE (DECREASE) IN CASH	3,123	(4,991)

CASH AND CASH EQUIVALENTS, beginning of the period	7,963	12,954

CASH AND CASH EQUIVALENTS, end of period	$11,086	$7,963

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$0	$0
Income taxes	1,670	0

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Related party contribution	$15,000	$0

See notes to financial statements

CROWD SHARES AFTERMARKET, INC.

NOTES TO FINANCIAL STATEMENTS

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

Business Overview of Crowd Shares Aftermarket, Inc.

During the quarter ended December 31, 2013, the Company began the development of a new business unit to support securities crowdfunding (SCF) activities. As part of this new business unit the Company developed a SCF platform and the business operations for supporting the Company’s entrée into this new market. The Company’s SCF platform includes an exchange for the trading of crowdfunded securities (i.e. a second market for crowdfunded shares), a front end issuer and investor SCF portal (for facilitating SCF transactions), and a US based broker dealer (“BD”) centric deal management and compliance platform (for BD white labeling and syndication).

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

The business model utilizes a platform service or listing fee structure, and does not contemplate a transaction or success fee component. This may change as the regulatory environment evolves in the US, and globally, but for now a simple service-fee model has been established. The Company began generating revenue for its SCF business unit during the year ended December 30, 2013.

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

Going Concern

The Company's financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America, and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company incurred a net loss from continuing operations of $152,894 during the year December 31, 2013 and an accumulated deficit of $348,757 since inception. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

Cash and Cash Equivalents

Cash and equivalents include investments with initial maturities of three months or less. The Company maintains its cash balances at credit-worthy financial institutions that are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. Deposits with these banks may exceed the amount of insurance provided on such deposits; however, these deposits typically may be redeemed upon demand and, therefore, bear minimal risk. The Company did not have any cash equivalents at December 31, 2013 or 2012.

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

Impairment of Long-Lived Assets

The Company has adopted Accounting Standards Codification subtopic 360-10, Property, Plant and Equipment ("ASC 360-10"). ASC 360-10 requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company evaluates its long-lived assets for impairment annually or more often if events and circumstances warrant. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. ASC 360-10 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell. The Company performed an annual review for impairment and none existed as of December 31, 2013.

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

No provision for federal income taxes has been recorded due to the net operating loss carry forwards totaling approximately $302,000 as of December 31, 2013 that will be offset against future taxable income.  The available net operating loss carry forwards of approximately $302,000 will expire in various years through 2033.  No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance the carry forwards will expire unused. The income tax benefit differs from the amount computed by applying the US federal income tax rate of 35% to net loss before income taxes for the year ended December 31, 2013 and 2012 and had no uncertain tax positions as at December 31, 2013 and 2012:

	Dec 31,	Dec 31,
	2013	2012

Net operating loss carry forward	$(301,969)	$(153,731)
Statutory rate	35%	35%

Deferred tax Asset	$(105,689)	$(53,806)
Valuation allowance	$(105,689)	$(53,806)

Income tax provision	$0	$0

The significant components of deferred income tax assets and liabilities as of September, 2013 and 2012, after applying enacted corporate income tax rates, are as follow:

	2013	2012

Change in net operating loss benefits	$51,883	$19,438

Change in valuation allowance	$(51,883)	$(19,438)

Net deferred tax asset	$0	$0

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

No assets were valued at fair value on a recurring or non-recurring basis as of December 31, 2013 or December 31, 2012, respectively.

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

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to improve the transparency of reporting these reclassifications. Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income. The amendments in the ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this ASU requires already is required to be disclosed elsewhere in the financial statements under U.S. GAAP. The new amendments will require an organization to:

•	Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income - but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period; and

•	Cross-reference to other disclosures currently required under U.S. GAAP for other reclassification items (that are not required under U.S. GAAP) to be reclassified directly to net income in their entirety in the same reporting period. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is initially transferred to a balance sheet account (e.g., inventory for pension-related amounts) instead of directly to income or expense.

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

NOTE 3—PROPERTY, PLANT AND EQUIPMENT

        Components of property, plant and equipment were as follows:

	December 31	December 31
	2013	2012

Vehicles	$23,243	$23,243
Total property, plant and equipment	23,243	23,243

Less: accumulated depreciation	(14,348)	(9,692)

Property, plant and equipment, net	$8,895	$13,551

Depreciation expense totaled $4,656 and $4,656 for the years ended December 31, 2013 and 2012, respectively. The Company’s parent Company has issued a promissory note and this promissory note is secured by a vehicle owned by Brackin O’Connor.

NOTE 4—NOTES PAYABLE

On December 31, 2010, in connection with the VFC Disposition, the Company agreed to reimburse certain expenses incurred by VFC through the issuance of a promissory note in the amount of $62,500. The promissory note was paid in full in April 2011.

On April 8, 2011, the Company entered into a Promissory note with Doug Brackin for a total of $62,500. The promissory note was not paid by the maturity date of July 31, 2011, and accordingly, the note started to accrue compounding interest at 1.25% per month effective August 1, 2011. The Company paid back $50,000 in July of 2013, leaving a balance due to Mr. Brackin of $12,500. Interest expense totaled $6,482 for the twelve months ended December 31, 2013.

The total outstanding advance balance from Cardiff Partners, LLC to the Company at December 31, 2013 was $699. During the twelve months ended December 31, 2013, Cardiff Partners, LLC advanced the Company $97.579, and the Company paid back $131,200 of previous advances to Cardiff Partners. During the year ended December 31, 2013, Cardiff Partners, LLC contributed $15,000 as additional paid in capital to the Company in exchange for services provided by the Company to Cardiff Partners. The advance bears interest at a rate of 1% per month. Interest expense totaled $4,202 for the twelve months ended December 31, 2013.

On June 14, 2013, the Company entered into a Promissory note for a total of $215,000. The promissory note started to accrue compound interest at 1.0% per month. Interest expense totaled $11,840 for the twelve months ended December 31, 2013.

NOTE 5—SHAREHOLDERS' EQUITY

The Company is authorized to issue 100,000,000 shares of $.0001 par value common stock, and had 22,564,000 and 22,564,000 shares outstanding at December 31, 2013 and December 31, 2012, respectively.

The Company is authorized to issue 10,000,000 shares of $.0001 par value preferred stock.  The Company has never issued any shares of preferred stock.

During the fiscal years ended December 31, 2013 and December 31, 2012, there were $0 of contributions from owners and $0 of owners' withdrawals.

On December 14, 2010, the Company cancelled 2,800,200 shares of its outstanding stock due to a settlement and release agreement.

On December 31, 2010, the Company agreed to issue 20,000,000 shares of its common stock to the members of Brackin O’Connor in exchange for the membership interests in Brackin O’Connor (Equity Exchange).

On December 31, 2010, the Company entered into a definitive agreement to dispose of all of the capital stock of its subsidiaries, VFC and VFC Franchise Corp. to Gordon Knott, formerly the Company’s President and member of its Board of Directors, and Garabed Khatchoyan, formerly a member of its Board of Directors. In exchange for the capital stock of VFC and VFC Franchise Corp., Messrs Knott and Khatchoyan agreed to return to the Company 20,000,000 shares of the Company’s common stock

On March 1, 2011, the Company entered into three separate consulting agreements. The Company agreed to issue a total of 2,500,000 shares of restricted common stock as payment for services provided under the respective consulting agreements. The shares were valued based on the estimated fair value of the services provided as this was deemed to be the best indicator of fair value. The Company did not record any stock based compensation charges during the year ended December 31, 2013 and December 31, 2012.

During the year ended December 31, 2013, Cardiff Partners, LLC contributed $15,000 as additional paid in capital to the Company in exchange for services provided by the Company to Cardiff Partners, a related party. Keith Moore, the Company’s Treasurer, Secretary, and Director, is a managing member and 50% owner of Cardiff Partners. Management believes the services provided were at fair value.

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

During the year ended December 31, 2013, Cardiff Partners, LLC advanced the Company $97,579, and the Company paid back $131,200 of previous advances to Cardiff Partners. Keith Moore, the Company’s Treasurer, Secretary, and Director, is a managing member and 50% owner of Cardiff Partners. The advance bears interest at a rate of 1% per month. The total outstanding advance balance from Cardiff Partners to the Company at December 31, 2013 was $699. Interest expense totaled $4,202 for the twelve months ended December 31, 2013. No interest was paid by the Company to Cardiff Partners during the twelve months ended December 31, 2013.

During the twelve months ended December 31, 2013, Doug Brackin, the Company’s Chief Executive Officer, did not advance the Company any additional monies, leaving a balance of advances owed to Mr. Brackin of $8,818. The advance bears interest at a rate of 1% per month. Interest expense totaled $1,073 for the twelve months ended December 31, 2013.

On April 8, 2011, the Company entered into a Promissory note with Doug Brackin for a total of $62,500. The promissory note was not paid by the maturity date of July 31, 2011, and accordingly, the note started to accrue compounding interest at 1.25% per month effective August 1, 2011. The Company paid back $50,000 in July of 2013, leaving a balance due of $12,500. Interest expense totaled $6,482 for the twelve months ended December 31, 2013.

During the year ended December 31, 2013, Cardiff Partners, LLC contributed $15,000 as additional paid in capital to the Company in exchange for services provided by the Company to Cardiff Partners, a related party. Keith Moore, the Company’s Treasurer, Secretary, and Director, is a managing member and 50% owner of Cardiff Partners. Management believes the services provided were at fair value.

NOTE 8 - CAPITAL STOCK TRANSACTIONS

On December 14, 2010, the Company cancelled 2,800,200 shares of its outstanding stock due to a settlement and release agreement.

On December 31, 2010, the Company agreed to issue 20,000,000 shares of its common stock to the members of Brackin O’Connor in exchange for the membership interests in Brackin O’Connor (Equity Exchange).

On December 31, 2010, the Company entered into a definitive agreement to dispose of all of the capital stock of its subsidiaries, VFC and VFC Franchise Corp. to Gordon Knott, formerly the Company’s President and member of its Board of Directors, and Garabed Khatchoyan, formerly a member of its Board of Directors. In exchange for the capital stock of VFC and VFC Franchise Corp., Messrs Knott and Khatchoyan agreed to return to the Company 20,000,000 shares of the Company’s common stock

On March 1, 2011, the Company entered into three separate consulting agreements. The Company agreed to issue a total of 2,500,000 shares of restricted common stock as payment for services provided under the respective consulting agreements. The shares were valued based on the estimated fair value of the services provided as this was deemed to be the best indicator of fair value. The Company recorded stock based compensation charges of $0 during the year ended December 31, 2013.

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

During the year ended December 31, 2013, Cardiff Partners, LLC contributed $15,000 as additional paid in capital to the Company in exchange for services provided by the Company to Cardiff Partners, a related party. Keith Moore, the Company’s Treasurer, Secretary, and Director, is a managing member and 50% owner of Cardiff Partners. Management believes the services provided were at fair value.

NOTE 9 – SUBSEQUENT EVENTS

There have been no subsequent events as of the date of this filing.

