Form 10-Q
period 2014-03-31
Crowd Shares Aftermarket, Inc.
filed 2014-05-05
CIK 1409014

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Yes  ☐     No ☒

As of May 2, 2014, 22,564,000 shares of the registrant’s common stock were outstanding.

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.

CROWD SHARES AFTERMARKET, INC.

FORMERLY VINYL PRODUCTS, INC,

Part I

FINANCIAL INFORMATION

Item 1.           Financial Statements.

CROWD SHARES AFTERMARKET, INC.

FORMERLY VINYL PRODUCTS, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2014	2013
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$2,467	$11,086
Prepaid expenses	750	750
TOTAL CURRENT ASSETS	3,217	11,836

Property, plant and equipment, net of accumulated depreciation	7,732	8,896
TOTAL ASSETS	$10,949	$20,732

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$72,060	$67,021
Due to related parties	15,076	9,517
Accrued interest, related parties	40,303	39,375
Accrued interest, note payable	17,141	11,840
Accrued expenses and other current liabilities	2,750	682
Note payable, related party	12,500	12,500
Convertible Notes Payable	215,000	215,000
TOTAL CURRENT LIABILITIES	374,830	355,935

TOTAL LIABILITIES	374,830	355,935

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding at March 31, 2014 and December 31, 2013	0	0
Common stock, $0.0001 par value; 100,000,000 shares authorized; 22,564,000 shares issued and outstanding at March 31, 2014 and December 31, 2013	2,256	2,256
Additional paid-in capital	11,298	11,298
Accumulated deficit	(377,435)	(348,757)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(363,881)	(335,203)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$10,949	$20,732

See notes to financial statements

CROWD SHARES AFTERMARKET, INC.

FORMERLY VINYL PRODUCTS, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ending
	March 31
	2014	2013
Revenue	$1,650	$10,205

Cost of revenue	1,164	4,963

Gross profit	$486	$5,242

Operating expenses
Marketing expenses	0	4,565
General and administrative expenses	22,935	14,788

Total operating expenses	$22,935	$19,353

Net operating loss	$(22,449)	$(14,111)

Interest expense	6,229	2,847

Net loss	$(28,678)	$(16,958)

Basic and dilutive net loss	$(0.00)	$(0.00)

Weighted average number of common shares outstanding:
Basic	22,564,000	22,564,000
Diluted	22,564,000	22,564,000

See notes to financial statements

CROWD SHARES AFTERMARKET, INC.

FORMERLY VINYL PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

(Unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance, December 31, 2010	20,064,000	$2,006	$(33,921)	$(17,822)	$(49,737)

Issuance of common stock for services	2,500,000	250	30,219	0	30,469
Net loss for the year ended December 31, 2011	0	0	0	(117,849)	(117,849)
Balance, December 31, 2011	22,564,000	$2,256	$(3,702)	$(135,671)	$(137,117)

Net loss for the year ended December 31, 2012	0	0	0	(60,192)	(60,192)
Balance, December 31, 2012	22,564,000	$2,256	$(3,702)	$(195,863)	$(197,309)

Additional Paid-In Capital from Related Party for services	0	0	15,000	0	15,000
Net loss for the twelve months ended Decmeber 31, 2013	0	0	0	(152,894)	(152,894)
Balance, December 31, 2013	22,564,000	$2,256	$11,298	$(348,757)	$(335,203)

Net loss for the three months ended March 31, 2014	0	0	0	(28,678)	(28,678)
Balance, March 31, 2014	22,564,000	$2,256	$11,298	$(377,435)	$(363,881)

See notes to financial statements

CROWD SHARES AFTERMARKET, INC.

FORMERLY VINYL PRODUCTS, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ending
	March 31
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(28,678)	$(16,958)
Adjustments to reconcile net income (loss) from operating activities to net cash provided by (used in) operating activities:
Depreciation and amortization	1,164	1,164
Changes in:
Prepaid expenses and other current assets	0	(412)
Accounts payable	5,039	4,611
Accrued interest, related party	928	2,848
Accrued interest, note payable	5,301	0
Accrued expenses and other current liabilities	2,068	6,446
Net cash (used in) operating activities	(14,178)	(2,301)

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	0	0
Net cash provided by (used in) investing activities	0	0

CASH FLOWS FROM FINANCING ACTIVITIES
Payments to related parties	(9,100)	0
Proceeds from related parties	14,659	1,603
Proceeds from Convertible Notes Payable	0	0
Net cash provided by financing activities	5,559	1,603

NET INCREASE (DECREASE) IN CASH	(8,619)	(698)

CASH AND CASH EQUIVALENTS, beginning of the period	11,086	7,963

CASH AND CASH EQUIVALENTS, end of period	$2,467	$7,265

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$0	$0
Income taxes	0	0

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

On April 8, 2011, the Company entered into a Promissory note with Doug Brackin for a total of $62,500. The promissory note was not paid by the maturity date of July 31, 2011, and accordingly, the note started to accrue compounding interest at 1.25% per month effective August 1, 2011. Interest expense totaled $587 for the three months ended March 31, 2014. The Company made a partial principal payment in the amount of $50,000 in July 2013. See Note 4 for further discussion.

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

Going Concern

The Company's financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America, and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company incurred a net loss from continuing operations of $28,678 during the three months ended March 31, 2014 and an accumulated deficit of $377,435 since inception. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

Cash and Cash Equivalents

Cash and equivalents include investments with initial maturities of three months or less. The Company maintains its cash balances at credit-worthy financial institutions that are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. Deposits with these banks may exceed the amount of insurance provided on such deposits; however, these deposits typically may be redeemed upon demand and, therefore, bear minimal risk. The Company did not have any cash equivalents at March 31, 2014 or December 31, 2013.

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

No provision for federal income taxes has been recorded due to the net operating loss carry forwards totaling approximately $330,000 as of March 31, 2014 that will be offset against future taxable income.  The available net operating loss carry forwards of approximately $330,000 will expire in various years through 2034.  No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance the carry forwards will expire unused.

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

NOTE 3—PROPERTY, PLANT AND EQUIPMENT

Components of property, plant and equipment were as follows:

	March 31	December 31
	2014	2013

Vehicles	$23,243	$23,243
Total property, plant and equipment	23,243	23,243

Less: accumulated depreciation	(15,511)	(14,347)

Property, plant and equipment, net	$7,732	$8,896

Depreciation expense totaled $1,164 and $1,164 for the three months ended March 31, 2014 and 2013, respectively. The Company’s parent Company has issued a promissory note and this promissory note is secured by a vehicle owned by Brackin O’Connor.

NOTE 4—NOTES PAYABLE

On December 31, 2010, in connection with the VFC Disposition, the Company agreed to reimburse certain expenses incurred by VFC through the issuance of a promissory note in the amount of $62,500. The promissory note was paid in full in April 2011.

On April 8, 2011, the Company entered into a Promissory note with Doug Brackin for a total of $62,500. The promissory note was not paid by the maturity date of July 31, 2011, and accordingly, the note started to accrue compounding interest at 1.25% per month effective August 1, 2011. Interest expense totaled $587 and $2,462 for the three months ended March 31, 2014 and 2013, respectively. The Company made a partial principal payment in the amount of $50,000 in July 2013. No interest was paid by the Company to Doug Brackin during the three months ended March 31, 2014 and 2013, respectively. The balance of the note as of March 31, 2014 was $12,500.

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

As of March 31, 2014, the Company had $215,000 in Convertible Notes outstanding. Interest expense totaled $5,301 and $ 0 for the three months ended March 31, 2014 and 2013, respectively. No interest was paid by the Company to the Convertible note holders during the three months ended March 31, 2014 and 2013, respectively.

During the three months ended March 31, 2014, Doug Brackin, the Company’s Chief Executive Officer, did not advance the Company any additional monies. During the three months ended March 31, 2014, the Company repaid Mr. Brackin $8,000. The total outstanding advance balance from Doug Brackin to the Company at March 31, 2014 was $818. The advance bears interest at a rate of 1% per month. Interest expense totaled $142 and $265 for the three months ended March 31, 2014 and 2013, respectively. No interest was paid by the Company to Doug Brackin during the three months ended March 31, 2014 and 2013, respectively.

During the three months ended March 31, 2014, Cardiff Partners, LLC advanced to the Company $14,659 and the Company repaid Cardiff Partners, LLC $1,100. Keith Moore, the Company’s Treasurer, Secretary, and Director, is a managing member and 50% owner of Cardiff Partners. The total outstanding advance balance from Cardiff Partners to the Company at March 31, 2014 was $14,258. During the year ended December 31, 2013, Cardiff Partners, LLC contributed $15,000 as additional paid in capital to the Company in exchange for services provided by the Company to Cardiff Partners. The advance bears interest at a rate of 1% per month. Interest expense totaled $200 and $120 for the three months ended March 31, 2014 and 2013, respectively. No interest was paid by the Company to Cardiff Partners during the three months ended March 31, 2014 and 2013, respectively.

NOTE 5—SHAREHOLDERS' EQUITY

The Company is authorized to issue 100,000,000 shares of $.0001 par value common stock, and had 22,564,000 and 22,564,000 shares outstanding at March 31, 2014 and December 31, 2013, respectively.

The Company is authorized to issue 10,000,000 shares of $.0001 par value preferred stock.  The Company has never issued any shares of preferred stock.

During the three months ended March 31, 2014 and 2013, there were $0 of contributions from owners and $0 of owners' withdrawals.

On December 14, 2010, the Company cancelled 2,800,200 shares of its outstanding stock due to a settlement and release agreement.

On December 31, 2010, the Company agreed to issue 20,000,000 shares of its common stock to the members of Brackin O’Connor in exchange for the membership interests in Brackin O’Connor (Equity Exchange).

On December 31, 2010, the Company entered into a definitive agreement to dispose of all of the capital stock of its subsidiaries, VFC and VFC Franchise Corp. to Gordon Knott, formerly the Company’s President and member of its Board of Directors, and Garabed Khatchoyan, formerly a member of its Board of Directors. In exchange for the capital stock of VFC and VFC Franchise Corp., Messrs Knott and Khatchoyan agreed to return to the Company 20,000,000 shares of the Company’s common stock

On March 1, 2011, the Company entered into three separate consulting agreements. The Company agreed to issue a total of 2,500,000 shares of restricted common stock as payment for services provided under the respective consulting agreements. The shares were valued based on the estimated fair value of the services provided as this was deemed to be the best indicator of fair value. The Company recorded stock based compensation charges of $0 during the quarter ended March 31, 2014 and 2013, respectively.

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

On April 8, 2011, the Company entered into a Promissory note with Doug Brackin for a total of $62,500. The promissory note was not paid by the maturity date of July 31, 2011, and accordingly, the note started to accrue compounding interest at 1.25% per month effective August 1, 2011. Interest expense totaled $587 and $2,462 for the three months ended March 31, 2014 and 2013, respectively. The Company made a partial principal payment in the amount of $50,000 in July 2013. No interest was paid by the Company to Doug Brackin during the three months ended March 31, 2014 and 2013, respectively. The balance of the note as of March 31, 2014 was $12,500.

During the three months ended March 31, 2014, Doug Brackin, the Company’s Chief Executive Officer, did not advance the Company any additional monies. During the three months ended March 31, 2014, Doug Brackin, the Company’s Chief Executive Officer, did not advance the Company any additional monies. The total outstanding advance balance from Doug Brackin to the Company at March 31, 2014 was $818. The advance bears interest at a rate of 1% per month. Interest expense totaled $142 and $265 for the three months ended March 31, 2014 and 2013, respectively. No interest was paid by the Company to Doug Brackin during the three months ended March 31, 2014 and 2013, respectively.

During the three months ended March 31, 2014, Cardiff Partners, LLC advanced to the Company $14,659 and the Company repaid Cardiff Partners, LLC $1,100. Keith Moore, the Company’s Treasurer, Secretary, and Director, is a managing member and 50% owner of Cardiff Partners. The total outstanding advance balance from Cardiff Partners to the Company at March 31, 2014 was $14,258. The advance bears interest at a rate of 1% per month. Interest expense totaled $200 and $120 for the three months ended March 31, 2014 and 2013, respectively. No interest was paid by the Company to Cardiff Partners during the three months ended March 31, 2014 and 2013, respectively.

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

On December 31, 2010, the Company entered into a definitive agreement to dispose of all of the capital stock of its subsidiaries, VFC and VFC Franchise Corp. to Gordon Knott, formerly the Company’s President and member of its Board of Directors, and Garabed Khatchoyan, formerly a member of its Board of Directors. In exchange for the capital stock of VFC and VFC Franchise Corp., Messrs Knott and Khatchoyan agreed to return to the Company 20,000,000 shares of the Company’s common stock

On March 1, 2011, the Company entered into three separate consulting agreements. The Company agreed to issue a total of 2,500,000 shares of restricted common stock as payment for services provided under the respective consulting agreements. The shares were valued based on the estimated fair value of the services provided as this was deemed to be the best indicator of fair value. The Company recorded stock based compensation charges of $0 during the quarter ended March 31, 2014 and 2013, respectively.

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

Results of Operations

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

Revenue

Revenues totaled $1,650 for the three months ended March 31, 2014 versus $10,205 in the comparable period in the prior year. The decrease in revenues was related to a slowdown in the passenger transportation business and the leasing of the transportation business to a subcontractor for a fixed monthly payment of $550 for those months in which the subcontractor provides the transportation services.

Cost of Revenue

Cost of revenue consists of depreciation expense for the Company’s transportation vehicles as well as other direct costs of providing services. Cost of revenue totaled $1,164 for the three months ended March 31, 2014 versus $4,963 in the comparable period of the prior year. The decrease was related to a decrease in transportation services and the leasing of the transportation business to a subcontractor whereby the subcontractor is responsible for all transportation costs for those months in which the subcontractor provides the transportation services.

Marketing Expenses

Marketing expenses totaled $0 for the three months ended March 31, 2014 compared to $4,565 in the comparable period of the prior year. The Company did not incur any marketing expenses during the quarter to coordinate marketing budgets with projected transportation requirements.

General and Administrative Expenses

General and administrative expenses totaled $22,935 for the three months ended March 31, 2014 compared to $14,788 for the three months ended March 31, 2013. The current period expenses are primarily comprised of $10,712 of professional fees and $6,700 of website expenses as well as other general and administrative expenses.

Other Expenses

Other expense totaled $6,229 for the three months ended March 31, 2014 compared to $2,847 for the three months ended March 31, 2013. The current period expenses are comprised of $6,229 of interest expense.

Net Loss

Net loss totaled $28,678 for the three months ended March 31, 2014 due primarily to general and administrative expenses discussed above which exceeded gross profits generated. Net loss totaled $16,958 for the three months ended March 31, 2013.

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming that we will continue as a going concern. As shown in the accompanying financial statements, we incurred losses of $28,678 for the three months ended March 31, 2014 and have an accumulated deficit of $377,435 at March 31, 2014. At March 31, 2014, we had cash of $2,467.

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

As of March 31, 2014, the Company had $215,000 in Convertible Notes outstanding.

Our current funding is sufficient to continue our operations for the remainder of the fiscal year ending December 31, 2014, however, we will require additional debt and/or equity financing to continue our operation beyond December 31, 2014. We cannot provide any assurances that additional financing will be available to us or, if available, may not be available on acceptable terms.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2014, and this assessment identified certain material weakness in our internal control over financial reporting, including material weaknesses due to our management’s lack of segregation of duties in financial transactions or reporting as a result of the fact that we only have two officers. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible.  However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals.  Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

Based on that evaluation, management concluded that our internal control over financial reporting was not effective as of March 31, 2014.

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

* Filed herewith

* – Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 2nd day of May, 2014.

CROWD SHARES AFTERMARKET, INC.

By:	/s/ Doug Brackin
Doug Brackin
Chief Executive Officer
(Principal Executive Officer)

