Form 10-Q
period 2014-06-30
Crowd Shares Aftermarket, Inc.
filed 2014-08-19
CIK 1409014

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes  ☐ No ☒

As of August 1, 2014, 22,564,000 shares of the registrant’s common stock were outstanding.

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.

CROWD SHARES AFTERMARKET, INC.

Part I

FINANCIAL INFORMATION

Item 1. Financial Statements.

CROWD SHARES AFTERMARKET, INC.
FORMERLY VINYL PRODUCTS, INC.
BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2014	2013
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,249	$11,086
Prepaid expenses	750	750
TOTAL CURRENT ASSETS	1,999	11,836

Property, plant and equipment, net of accumulated depreciation	6,568	8,896
TOTAL ASSETS	$8,567	$20,732

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$84,199	$67,021
Due to related parties	18,927	9,517
Accrued interest, related parties	40,305	39,375
Accrued interest, note payable	22,560	11,840
Accrued expenses and other current liabilities	250	682
Note payable, related party	12,500	12,500
Convertible Notes Payable	215,000	215,000
TOTAL CURRENT LIABILITIES	393,741	355,935

TOTAL LIABILITIES	393,741	355,935

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.0001 par value; 10,000,000 shares authorized;
no shares issued and outstanding at
June 30, 2014 and December 31, 2013	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized;
22,564,000 shares issued and outstanding at
June 30, 2014 and December 31, 2013	2,256	2,256
Additional paid-in capital	11,298	11,298
Accumulated deficit	(398,728)	(348,757)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(385,174)	(335,203)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$8,567	$20,732

See notes to financial statements

CROWD SHARES AFTERMARKET, INC.
FORMERLY VINYL PRODUCTS, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ending		Six Months Ending
	June 30		June 30
	2014	2013	2014	2013
Revenue	$1,650	$4,997	$3,300	$15,202

Cost of revenue	1,164	3,702	2,328	8,664

Gross profit	$486	$1,295	$972	$6,538

Operating expenses
Marketing expenses	-	245	-	4,809
General and administrative expenses	15,176	64,591	38,111	79,380

Total operating expenses	$15,176	$64,836	$38,111	$84,189

Net operating loss	$(14,690)	$(63,541)	$(37,139)	$(77,651)

Interest expense	6,603	5,286	12,832	8,133

Net loss	$(21,293)	$(68,827)	$(49,971)	$(85,784)

Basic and dilutive net loss	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding:
Basic	22,564,000	22,564,000	22,564,000	22,564,000
Diluted	22,564,000	22,564,000	22,564,000	22,564,000

 See notes to financial statements

CROWD SHARES AFTERMARKET, INC.
FORMERLY VINYL PRODUCTS, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(Unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance, December 31, 2012	22,564,000	$2,256	$(3,702)	$(195,863)	$(197,309)

Additional Paid-In Capital from Related Party for services	-	-	15,000	-	15,000
Net loss for the twelve months ended December 31, 2013	-	-	-	(152,894)	(152,894)
Balance, December 31, 2013	22,564,000	$2,256	$11,298	$(348,757)	$(335,203)

Net loss for the six months ended June 30, 2014	-	-	-	(49,971)	(49,971)
Balance, June 30, 2014	22,564,000	$2,256	$11,298	$(398,728)	$(385,174)

 See notes to financial statements

CROWD SHARES AFTERMARKET, INC.
FORMERLY VINYL PRODUCTS, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ending
	June 30
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(49,971)	$(85,784)
Adjustments to reconcile net income (loss) from operating activities to net cash provided by operating activities:
Depreciation and amortization	2,328	2,328
Changes in:
Prepaid expenses and other current assets	-	(698)
Accounts payable	17,178	26,648
Accrued interest, related party	930	7,133
Accrued interest, note payable	10,720	1,001
Accrued expenses and other current liabilities	(432)	(750)
Net cash (used in) operating activities	(19,247)	(50,122)

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	-	-
Net cash provided by (used in) investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Payments to related parties	(13,109)	(35,000)
Proceeds from related parties	22,519	11,496
Proceeds from Convertible Notes Payable	-	215,000
Net cash provided by financing activities	9,410	191,496

NET INCREASE (DECREASE) IN CASH	(9,837)	141,374

CASH AND CASH EQUIVALENTS, beginning of the period	11,086	7,963

CASH AND CASH EQUIVALENTS, end of period	$1,249	$149,337

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$1,182	$-
Income taxes	-	1,670

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

On April 8, 2011, the Company entered into a Promissory note with Doug Brackin for a total of $62,500. The promissory note was not paid by the maturity date of July 31, 2011, and accordingly, the note started to accrue compounding interest at 1.25% per month effective August 1, 2011. Interest expense totaled $593 and $1,180 for the three and six months ended June 30, 2014, respectively. The Company made a partial principal payment in the amount of $50,000 in July 2013. See Note 4 for further discussion.

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

SCF in its simplest terms, is a global movement towards broadening the investor base in small businesses by lowering accreditation standards of investors and changing the rules around the marketing of investment opportunities. Steven Case, the former AOL exec, often quips that “an average middle class person can go to Vegas and gamble away $10,000, but that same person can’t invest $10,000 in Facebook before it’s public.” The SCF movement seeks to change this paradigm.

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

Going Concern

The Company's financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America, and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company incurred a net loss from continuing operations of $49,971 during the six months ended June 30, 2014 and an accumulated deficit of $398,728 since inception. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

Cash and Cash Equivalents

Cash and equivalents include investments with initial maturities of three months or less. The Company maintains its cash balances at credit-worthy financial institutions that are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. Deposits with these banks may exceed the amount of insurance provided on such deposits; however, these deposits typically may be redeemed upon demand and, therefore, bear minimal risk. The Company did not have any cash equivalents at June 30, 2014 or December 31, 2013.

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

No provision for federal income taxes has been recorded due to the net operating loss carry forwards totaling approximately $349,611 as of June 30, 2014 that will be offset against future taxable income.  The available net operating loss carry forwards of approximately $350,000 will expire in various years through 2034.  No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance the carry forwards will expire unused.

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

Recent Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-10, “Development Stage Entities”. The amendments in this update remove the definition of a development stage entity from the Master Glossary of the ASC thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The amendments in this update are applied retrospectively. The adoption of ASU 2014-10 removed the development stage entity financial reporting requirements from the Company.

In July 2013, the FASB issued ASU No. 2013-11: Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carry forward, a Similar Tax Loss, or a Tax Credit Carry forward Exists. The new guidance requires that unrecognized tax benefits be presented on a net basis with the deferred tax assets for such carry forwards. This new guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2013. We do not expect the adoption of the new provisions to have a material impact on our financial condition or results of operations.

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

NOTE 3—PROPERTY, PLANT AND EQUIPMENT

        Components of property, plant and equipment were as follows:

	June 30	December 31
	2014	2013

Vehicles	$23,243	$23,243
Total property, plant and equipment	23,243	23,243

Less: accumulated depreciation	(16,675)	(14,347)

Property, plant and equipment, net	$6,568	$8,896

Depreciation expense totaled $2,329 and $2,328 for the six months ended June 30, 2014 and 2013, respectively. The Company’s parent Company has issued a promissory note and this promissory note is secured by a vehicle owned by Brackin O’Connor.

NOTE 4—NOTES PAYABLE

On December 31, 2010, in connection with the VFC Disposition, the Company agreed to reimburse certain expenses incurred by VFC through the issuance of a promissory note in the amount of $62,500. The promissory note was paid in full in April 2011.

On April 8, 2011, the Company entered into a Promissory note with Doug Brackin for a total of $62,500. The promissory note was not paid by the maturity date of July 31, 2011, and accordingly, the note started to accrue compounding interest at 1.25% per month effective August 1, 2011. Interest expense totaled $1,180 and $4,923 for the six months ended June 30, 2014 and 2013, respectively. The Company made a partial principal payment in the amount of $50,000 in July 2013. The total outstanding balance was $12,500 at June 30, 2014 and 2013, respectively. No interest was paid by the Company to Doug Brackin during the six months ended June 30, 2014 and 2013, respectively.

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

As of June 30, 2014, the Company had $215,000 in Convertible Notes outstanding. Interest expense totaled $10,721 and $1,001 for the six months ended June 30, 2014 and 2013, respectively. No interest was paid by the Company to note holders during the six months ended June 30, 2014 and 2013, respectively.

During the six months ended June 30, 2014, Doug Brackin, the Company’s Chief Executive Officer, did not advance the Company any additional monies. During the six months ended June 30, 2014, the Company repaid Mr. Brackin $8,818. The total outstanding advance balance from Doug Brackin to the Company at June 30, 2014 was $0. The advance bears interest at a rate of 1% per month. Interest expense totaled $150 and $532 for the six months ended June 30, 2014 and 2013, respectively. Total interest paid by the Company to Doug Brackin during the six months ended June 30, 2014 and 2013 was $1,182 and $0, respectively.

During the six months ended June 30, 2014, Cardiff Partners, LLC advanced to the Company $22,519 and the Company repaid Cardiff Partners, LLC $4,291. Keith Moore, the Company’s Treasurer, Secretary, and Director, is a managing member and 50% owner of Cardiff Partners. The total outstanding advance balance from Cardiff Partners to the Company at June 30, 2014 was $18,927. The advance bears interest at a rate of 1% per month. Interest expense totaled $782 and $4,231 for the six months ended June 30, 2014 and 2013, respectively. No interest was paid by the Company to Cardiff Partners during the six months ended June 30, 2014 and 2013, respectively.

NOTE 5—SHAREHOLDERS' EQUITY

The Company is authorized to issue 100,000,000 shares of $.0001 par value common stock, and had 22,564,000 and 22,564,000 shares outstanding at June 30, 2014 and December 31, 2013, respectively.

The Company is authorized to issue 10,000,000 shares of $.0001 par value preferred stock.  The Company has never issued any shares of preferred stock.

During the six months ended June 30, 2014 and 2013, there were $0 of contributions from owners and $0 of owners' withdrawals.

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

On April 8, 2011, the Company entered into a Promissory note with Doug Brackin for a total of $62,500. The promissory note was not paid by the maturity date of July 31, 2011, and accordingly, the note started to accrue compounding interest at 1.25% per month effective August 1, 2011. Interest expense totaled $1,180 and $4,923 for the six months ended June 30, 2014 and 2013, respectively. The Company made a partial principal payment in the amount of $50,000 in July 2013. The total outstanding balance was $12,500 at June 30, 2014 and 2013, respectively. No interest was paid by the Company to Doug Brackin during the six months ended June 30, 2014 and 2013, respectively.

During the six months ended June 30, 2014, Doug Brackin, the Company’s Chief Executive Officer, did not advance the Company any additional monies. During the six months ended June 30, 2014, the Company repaid Mr. Brackin $8,818. The total outstanding advance balance from Doug Brackin to the Company at June 30, 2014 was $0. The advance bears interest at a rate of 1% per month. Interest expense totaled $150 and $532 for the six months ended June 30, 2014 and 2013, respectively. Total interest paid by the Company to Doug Brackin during the six months ended June 30, 2014 and 2013 was $1,182 and $0, respectively.

During the six months ended June 30, 2014, Cardiff Partners, LLC advanced to the Company $22,519 and the Company repaid Cardiff Partners, LLC $4,291. Keith Moore, the Company’s Treasurer, Secretary, and Director, is a managing member and 50% owner of Cardiff Partners. The total outstanding advance balance from Cardiff Partners to the Company at June 30, 2014 was $18,927. The advance bears interest at a rate of 1% per month. Interest expense totaled $782 and $4,281 for the six months ended June 30, 2014 and 2013, respectively. No interest was paid by the Company to Cardiff Partners during the six months ended June 30, 2014 and 2013, respectively.

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

NOTE 8 – SUBSEQUENT EVENTS

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

Results of Operations

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

Revenue

Revenues totaled $1,650 for the three months ended June 30, 2014 versus $4,997 in the comparable period in the prior year. The decrease in revenues was related to a slowdown in the passenger transportation business and the leasing of the transportation business to a subcontractor for a fixed monthly payment of $550 for those months in which the subcontractor provides the transportation services.

Cost of Revenue

Cost of revenue consists of depreciation expense for the Company’s transportation vehicles as well as other direct costs of providing services. Cost of revenue totaled $1,164 for the three months ended June 30, 2014 versus $3,702 in the comparable period of the prior year. The decrease was related to a decrease in transportation services and the leasing of the transportation business to a subcontractor whereby the subcontractor is responsible for all transportation costs for those months in which the subcontractor provides the transportation services.

Marketing Expenses

Marketing expenses totaled $0 for the three months ended June 30, 2014 compared to $245 in the comparable period of the prior year. The Company did not incur any marketing expenses during the quarter to coordinate marketing budgets with projected transportation requirements.

General and Administrative Expenses

General and administrative expenses totaled $15,176 for the three months ended June 30, 2014 compared to $64,591 for the three months ended June 30, 2013. The decrease in general and administrative expenses was a result of prior professional fees related to the sale of the Company’s Convertible Secured Promissory Notes. The current period expenses are primarily comprised of $14,128 of professional fees and other general and administrative expenses.

Other Expenses

Other expense totaled $6,603 for the three months ended June 30, 2014 compared to $5,286 for the three months ended June 30, 2013. The current period other expenses are comprised of interest expense.

Net Loss

Net loss totaled $21,293 for the three months ended June 30, 2014 due primarily to general and administrative expenses discussed above which exceeded gross profits generated. Net loss totaled $68,827 for the three months ended June 30, 2013.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

Revenue

Revenues totaled $3,300 for the six months ended June 30, 2014 versus $15,202 in the comparable period in the prior year. The decrease in revenues was related to a slowdown in the passenger transportation business and the leasing of the transportation business to a subcontractor for a fixed monthly payment of $550 for those months in which the subcontractor provides the transportation services.

Cost of Revenue

Cost of revenue consists of depreciation expense for the Company’s transportation vehicles as well as other direct costs of providing services. Cost of revenue totaled $2,328 for the six months ended June 30, 2014 versus $8,664 in the comparable period of the prior year. The decrease was related to a decrease in transportation services and the leasing of the transportation business to a subcontractor whereby the subcontractor is responsible for all transportation costs for those months in which the subcontractor provides the transportation services.

Marketing Expenses

Marketing expenses totaled $0 for the six months ended June 30, 2014 compared to $4,809 in the comparable period of the prior year. The Company did not incur any marketing expenses during the period to coordinate marketing budgets with projected transportation requirements.

General and Administrative Expenses

General and administrative expenses totaled $38,111 for the six months ended June 30, 2014 compared to $79,380 for the six months ended June 30, 2013. The current period expenses are primarily comprised $24,840 in professional fees, as well as other general and administrative expenses. Expenses for the six months ended June 30, 2013 were primarily comprised of $47,458 of professional fees, as well as other general and administrative expenses.

Other Expenses

Other expense totaled $12,832 for the six months ended June 30, 2014 compared to $8,133 for the six months ended June 30, 2013. The current period expenses are comprised of interest expense.

Net Loss

Net loss totaled $49,971 for the six months ended June 30, 2014 due primarily to the general and administrative expenses discussed above which exceeded gross profits generated. Net loss totaled $85,784 for the six months ended June 30, 2013.

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming that we will continue as a going concern. As shown in the accompanying financial statements, we incurred losses of $49,971 for the six months ended June 30, 2014 and have an accumulated deficit of $398,728 at June 30, 2014. At June 30, 2014, we had cash of $1,249.

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

As of June 30, 2014, the Company had $215,000 in Convertible Notes outstanding.

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

Recently Issued Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-10, “Development Stage Entities”. The amendments in this update remove the definition of a development stage entity from the Master Glossary of the ASC thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The amendments in this update are applied retrospectively. The adoption of ASU 2014-10 removed the development stage entity financial reporting requirements from the Company.

In July 2013, the FASB issued ASU No. 2013-11: Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carry forward, a Similar Tax Loss, or a Tax Credit Carry forward Exists. The new guidance requires that unrecognized tax benefits be presented on a net basis with the deferred tax assets for such carry forwards. This new guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2013. We do not expect the adoption of the new provisions to have a material impact on our financial condition or results of operations.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2014, and this assessment identified certain material weakness in our internal control over financial reporting, including material weaknesses due to our management’s lack of segregation of duties in financial transactions or reporting as a result of the fact that we only have two officers. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible.  However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals.  Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

Based on that evaluation, management concluded that our internal control over financial reporting was not effective as of June 30, 2014.

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

* – Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 19th day of August, 2014.

CROWD SHARES AFTERMARKET, INC.

By:	/s/ Doug Brackin
Doug Brackin
Chief Executive Officer
(Principal Executive Officer)