Form 10-Q
period 2014-09-30
Crowd Shares Aftermarket, Inc.
filed 2014-11-19
CIK 1409014

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.

FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number: 000-52769

CROWD SHARES AFTERMARKET, INC.

(Exact Name of Registrant as Specified in its Charter)

Nevada	26-0295367
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

5000 Birch Street, Suite 4800 Newport Beach, CA	92660
(Address of Principal Executive Offices)	(Zip Code)

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

Yes [X]   No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter time period that the registrant was required to submit and post such files).

Yes [X]   No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ]   No [X]

As of November 19, 2014, 22,564,000 shares of the registrant’s common stock were outstanding.

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.

CROWD SHARES AFTERMARKET, INC.

2

Part I

FINANCIAL INFORMATION

Item 1. Financial Statements.

CROWD SHARES AFTERMARKET, INC.

FORMERLY VINYL PRODUCTS, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2014	December 31, 2013

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$2,097	$11,086
Prepaid expenses	750	750
TOTAL CURRENT ASSETS	2,847	11,836

Property, plant and equipment, net of accumulated depreciation	5,403	8,896
TOTAL ASSETS	$8,250	$20,732

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$85,805	$67,021
Due to related parties	25,309	9,517
Accrued interest, related parties	41,679	39,375
Accrued interest, note payable	27,979	11,840
Accrued expenses and other current liabilities	250	682
Note payable, related party	12,500	12,500
Convertible Notes Payable	215,000	215,000
TOTAL CURRENT LIABILITIES	408,522	355,935

TOTAL LIABILITIES	408,522	355,935

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding at September 30, 2014 and December 31, 2013	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized; 22,564,000 shares issued and outstanding at September 30, 2014 and December 31, 2013	2,256	2,256
Additional paid-in capital	11,298	11,298
Accumulated deficit	(413,826)	(348,757)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(400,272)	(335,203)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$8,250	$20,732

See notes to financial statements

CROWD SHARES AFTERMARKET, INC.

FORMERLY VINYL PRODUCTS, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ending		Nine Months Ending
	Sep 30		Sep 30
	2014	2013	2014	2013

Revenue	$1,650	$12,209	$4,950	$27,411

Cost of revenue	1,165	664	3,493	9,328

Gross profit	$485	$11,545	$1,457	$18,083

Operating expenses
Marketing expenses	-	-	-	4,810
General and administrative expenses	8,684	28,889	46,795	108,267

Total operating expenses	$8,684	$28,889	$46,795	$113,077

Net operating loss	$(8,199)	$(17,344)	$(45,338)	$(94,994)

Interest expense	6,899	7,502	19,731	15,635

Net loss	$(15,098)	$(24,846)	$(65,069)	$(110,629)

Basic and dilutive net loss	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding:
Basic	22,564,000	22,564,000	22,564,000	22,564,000
Diluted	22,564,000	22,564,000	22,564,000	22,564,000

See notes to financial statements

CROWD SHARES AFTERMARKET, INC.

FORMERLY VINYL PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

					Total
			Additional		Stockholders’
	Common Stock		Paid-In	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)

Balance, December 31, 2012	22,564,000	$2,256	$(3,702)	$(195,863)	$(197,309)

Additional Paid-In Capital from Related Party for services	-	-	15,000	-	15,000
Net loss for the twelve months ended December 31, 2013	-	-	-	(152,894)	(152,894)
Balance, December 31, 2013	22,564,000	$2,256	$11,298	$(348,757)	$(335,203)

Net loss for the nine months ended September 30, 2014	-	-	-	(65,069)	(65,069)
Balance, September 30, 2014	22,564,000	$2,256	$11,298	$(413,826)	$(400,272)

See notes to financial statements

CROWD SHARES AFTERMARKET, INC.

FORMERLY VINYL PRODUCTS, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ending
	September 30
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(65,069)	$(110,629)
Adjustments to reconcile net income (loss) from operating activities to net cash provided by (used in) operating activities:
Depreciation and amortization	3,493	3,492
Changes in:
Prepaid expenses and other current assets	0	(480)
Accounts payable	18,784	(20,569)
Accrued interest, related party	2,304	9,214
Accrued interest, note payable	16,139	6,421
Accrued expenses and other current liabilities	(432)	1,000
Net cash (used in) operating activities	(24,781)	(111,551)

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	-	-
Net cash provided by (used in) investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Payments to related parties	(13,109)	(155,500)
Proceeds from related parties	28,901	88,737
Proceeds from Convertible Notes Payable	-	215,000
Net cash provided by financing activities	15,792	148,237

NET INCREASE (DECREASE) IN CASH	(8,989)	36,686

CASH AND CASH EQUIVALENTS, beginning of the period	11,086	7,963

CASH AND CASH EQUIVALENTS, end of period	$2,097	$44,649

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$1,182	$-
Income taxes	-	1,670

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Related party contribution	$-	$-

See notes to financial statements

CROWD SHARES AFTERMARKET, INC.

FORMERLY VINYL PRODUCTS, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — BACKGROUND AND ORGANIZATION

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

On April 8, 2011, the Company entered into a Promissory note with Doug Brackin for a total of $62,500. The promissory note was not paid by the maturity date of July 31, 2011, and accordingly, the note started to accrue compounding interest at 1.25% per month effective August 1, 2011. Interest expense totaled $600 and $1,779 for the three and nine months ended September 30, 2014, respectively. The Company made a partial principal payment in the amount of $50,000 in July 2013. See Note 4 for further discussion.

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

The Company has developed the SCF platform for use by the following:

●	Issuers who have sold securities via crowdfunding platforms

●	Investors who have purchased securities via crowdfunding platforms

●	Licensed financial entities, such as other FINRA member registered broker dealers

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The Company maintains its accounting records on an accrual basis in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The financial statements include the accounts of its wholly owned subsidiary, Brackin O’Connor. All significant intercompany balances and transactions have been eliminated.

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

Going Concern

The Company’s financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America, and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company incurred a net loss from continuing operations of $65,069 during the nine months ended September 30, 2014 and an accumulated deficit of $413,826 since inception. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

Cash and Cash Equivalents

Cash and equivalents include investments with initial maturities of three months or less. The Company maintains its cash balances at credit-worthy financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. Deposits with these banks may exceed the amount of insurance provided on such deposits; however, these deposits typically may be redeemed upon demand and, therefore, bear minimal risk. The Company did not have any cash equivalents at September 30, 2014 or December 31, 2013.

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

Impairment of Long-Lived Assets

The Company has adopted Accounting Standards Codification subtopic 360-10, Property, Plant and Equipment (“ASC 360-10”). ASC 360-10 requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company evaluates its long-lived assets for impairment annually or more often if events and circumstances warrant. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. ASC 360-10 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell. The Company performed an annual review for impairment and none existed as of December 31, 2013.

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

Issuance of Shares for Non-Cash Consideration

The Company accounts for the issuance of equity instruments to acquire goods and/or services based on the fair value of the goods and services or the fair value of the equity instrument at the time of issuance, whichever is more reliably determinable. The Company’s accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of standards issued by the FASB. The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor’s performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement.

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

No provision for federal income taxes has been recorded due to the net operating loss carry forwards totaling approximately $363,545 as of September 30, 2014 that will be offset against future taxable income. The available net operating loss carry forwards of approximately $360,000 will expire in various years through 2034. No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance the carry forwards will expire unused.

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

In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to improve the transparency of reporting these reclassifications. Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income. The amendments in the ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this ASU requires already is required to be disclosed elsewhere in the financial statements under U.S. GAAP. The new amendments will require an organization to:

●	Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income - but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period; and

●	Cross-reference to other disclosures currently required under U.S. GAAP for other reclassification items (that are not required under U.S. GAAP) to be reclassified directly to net income in their entirety in the same reporting period. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is initially transferred to a balance sheet account (e.g., inventory for pension-related amounts) instead of directly to income or expense.

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

NOTE 3 — PROPERTY, PLANT AND EQUIPMENT

Components of property, plant and equipment were as follows:

	September 30, 2014	December 31, 2013

Vehicles	$23,243	$23,243
Total property, plant and equipment	23,243	23,243

Less: accumulated depreciation	(17,840)	(14,347)

Property, plant and equipment, net	$5,403	$8,896

Depreciation expense totaled $3,493 and $3,492 for the nine months ended September 30, 2014 and 2013, respectively. The Company’s parent Company has issued a promissory note and this promissory note is secured by a vehicle owned by Brackin O’Connor.

NOTE 4 — NOTES PAYABLE

On December 31, 2010, in connection with the VFC Disposition, the Company agreed to reimburse certain expenses incurred by VFC through the issuance of a promissory note in the amount of $62,500. The promissory note was paid in full in April 2011.

On April 8, 2011, the Company entered into a Promissory note with Doug Brackin for a total of $62,500. The promissory note was not paid by the maturity date of July 31, 2011, and accordingly, the note started to accrue compounding interest at 1.25% per month effective August 1, 2011. Interest expense totaled $1,779 and $5,882 for the nine months ended September 30, 2014 and 2013, respectively. The Company made a partial principal payment in the amount of $50,000 in July 2013. The total outstanding balance was $12,500 at September 30, 2014 and 2013, respectively. No interest was paid by the Company to Doug Brackin during the nine months ended September 30, 2014 and 2013, respectively.

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

As of September 30, 2014, the Company had $215,000 in Convertible Notes outstanding. Interest expense totaled $16,140 and $6,421 for the nine months ended September 30, 2014 and 2013, respectively. No interest was paid by the Company to note holders during the nine months ended September 30, 2014 and 2013, respectively.

During the nine months ended September 30, 2014, Doug Brackin, the Company’s Chief Executive Officer, did not advance the Company any additional monies. During the nine months ended September 30, 2014, the Company repaid Mr. Brackin $8,818. The total outstanding advance balance from Doug Brackin to the Company at September 30, 2014 was $0. The advance bears interest at a rate of 1% per month. Interest expense totaled $150 and $802 for the nine months ended September 30, 2014 and 2013, respectively. Total interest paid by the Company to Doug Brackin during the nine months ended September 30, 2014 and 2013 was $1,182 and $0, respectively.

During the nine months ended September 30, 2014, Cardiff Partners, LLC advanced to the Company $28,902 and the Company repaid Cardiff Partners, LLC $4,291. Keith Moore, the Company’s Treasurer, Secretary, and Director, is a managing member and 50% owner of Cardiff Partners. The total outstanding advance balance from Cardiff Partners to the Company at September 30, 2014 was $25,309. The advance bears interest at a rate of 1% per month. Interest expense totaled $1,556 and $3,897 for the nine months ended September 30, 2014 and 2013, respectively. No interest was paid by the Company to Cardiff Partners during the nine months ended September 30, 2014 and 2013, respectively.

NOTE 5 — SHAREHOLDERS’ EQUITY

The Company is authorized to issue 100,000,000 shares of $.0001 par value common stock, and had 22,564,000 and 22,564,000 shares outstanding at September 30, 2014 and December 31, 2013, respectively.

The Company is authorized to issue 10,000,000 shares of $.0001 par value preferred stock. The Company has never issued any shares of preferred stock.

During the nine months ended September 30, 2014 and 2013, there were $0 of contributions from owners and $0 of owners’ withdrawals.

NOTE 6 — COMMITMENTS AND CONTINGENCIES

Contingencies

The Company is not currently a party to any pending or threatened legal proceedings. Based on information currently available, management is not aware of any matters that would have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

NOTE 7 — RELATED PARTY TRANSACTIONS

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

On April 8, 2011, the Company entered into a Promissory note with Doug Brackin for a total of $62,500. The promissory note was not paid by the maturity date of July 31, 2011, and accordingly, the note started to accrue compounding interest at 1.25% per month effective August 1, 2011. Interest expense totaled $1,779 and $5,882 for the nine months ended September 30, 2014 and 2013, respectively. The Company made a partial principal payment in the amount of $50,000 in July 2013. The total outstanding balance was $12,500 at September 30, 2014 and 2013, respectively. No interest was paid by the Company to Doug Brackin during the nine months ended September 30, 2014 and 2013, respectively.

During the nine months ended September 30, 2014, Doug Brackin, the Company’s Chief Executive Officer, did not advance the Company any additional monies. During the nine months ended September 30, 2014, the Company repaid Mr. Brackin $8,818. The total outstanding advance balance from Doug Brackin to the Company at September 30, 2014 was $0. The advance bears interest at a rate of 1% per month. Interest expense totaled $150 and $802 for the nine months ended September 30, 2014 and 2013, respectively. Total interest paid by the Company to Doug Brackin during the nine months ended September 30, 2014 and 2013 was $1,182 and $0, respectively.

During the nine months ended September 30, 2014, Cardiff Partners, LLC advanced to the Company $28,902 and the Company repaid Cardiff Partners, LLC $4,291. Keith Moore, the Company’s Treasurer, Secretary, and Director, is a managing member and 50% owner of Cardiff Partners. The total outstanding advance balance from Cardiff Partners to the Company at September 30, 2014 was $25,309. The advance bears interest at a rate of 1% per month. Interest expense totaled $1,556 and $3,897 for the nine months ended September 30, 2014 and 2013, respectively. No interest was paid by the Company to Cardiff Partners during the nine months ended September 30, 2014 and 2013, respectively.

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

NOTE 8 — SUBSEQUENT EVENTS

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

The Company has developed the SCF platform for use by the following:

●	Issuers who have sold securities via crowdfunding platforms
●	Investors who have purchased securities via crowdfunding platforms
●	Licensed financial entities, such as other FINRA member registered broker dealers

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

Results of Operations

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

Revenue

Revenues totaled $1,650 for the three months ended September 30, 2014 versus $12,209 in the comparable period in the prior year. The decrease in revenues was related to a slowdown in the passenger transportation business and the leasing of the transportation business to a subcontractor for a fixed monthly payment of $550 for those months in which the subcontractor provides the transportation services.

Cost of Revenue

Cost of revenue consists of depreciation expense for the Company’s transportation vehicles as well as other direct costs of providing services. Cost of revenue totaled $1,165 for the three months ended September 30, 2014 versus $664 in the comparable period of the prior year. The increase was related to a credit from a vendor which was received in the three months ended September 30, 2013.

Marketing Expenses

Marketing expenses totaled $0 for the three months ended September 30, 2014 compared to $0 in the comparable period of the prior year. The Company did not incur any marketing expenses during the quarter to coordinate marketing budgets with projected transportation requirements.

General and Administrative Expenses

General and administrative expenses totaled $8,684 for the three months ended September 30, 2014 compared to $28,889 for the three months ended September 30, 2013. The decrease in general and administrative expenses was a result of prior professional fees related to the sale of the Company’s Convertible Secured Promissory Notes. The current period expenses are primarily comprised of $7,698 of professional fees and other general and administrative expenses.

Other Expenses

Other expense totaled $6,899 for the three months ended September 30, 2014 compared to $7,502 for the three months ended September 30, 2013. The current period other expenses are comprised of interest expense.

Net Loss

Net loss totaled $15,098 for the three months ended September 30, 2014 due primarily to general and administrative expenses discussed above which exceeded gross profits generated. Net loss totaled $24,846 for the three months ended September 30, 2013.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

Revenue

Revenues totaled $4,950 for the nine months ended September 30, 2014 versus $27,411 in the comparable period in the prior year. The decrease in revenues was related to a slowdown in the passenger transportation business and the leasing of the transportation business to a subcontractor for a fixed monthly payment of $550 for those months in which the subcontractor provides the transportation services and a decrease in revenues related to the Company’s SCF business.

Cost of Revenue

Cost of revenue consists of depreciation expense for the Company’s transportation vehicles as well as other direct costs of providing services. Cost of revenue totaled $3,493 for the nine months ended September 30, 2014 versus $9,328 in the comparable period of the prior year. The decrease was related to a decrease in transportation services and the leasing of the transportation business to a subcontractor whereby the subcontractor is responsible for all transportation costs for those months in which the subcontractor provides the transportation services.

Marketing Expenses

Marketing expenses totaled $0 for the nine months ended September 30, 2014 compared to $4,810 in the comparable period of the prior year. The Company did not incur any marketing expenses during the period to coordinate marketing budgets with projected transportation requirements.

General and Administrative Expenses

General and administrative expenses totaled $46,795 for nine months ended September 30, 2014 compared to $113,077 for the nine months ended September 30, 2013. The current period expenses are primarily comprised $32,537 in professional fees, as well as other general and administrative expenses. Expenses for the nine months ended September 30, 2013 were primarily comprised of $61,638 of professional fees, as well as other general and administrative expenses.

Other Expenses

Other expense totaled $19,731 for the nine months ended September 30, 2014 compared to $15,635 for the nine months ended September 30, 2013. The current period expenses are comprised of interest expense.

Net Loss

Net loss totaled $65,069 for the nine months ended September 30, 2014 due primarily to the general and administrative expenses discussed above which exceeded gross profits generated. Net loss totaled $110,629 for the nine months ended September 30, 2013.

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming that we will continue as a going concern. As shown in the accompanying financial statements, we incurred losses of $65,069 for the nine months ended September 30, 2014 and have an accumulated deficit of $413,826 at September 30, 2014. At September 30, 2014, we had cash of $2,097.

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

As of September 30, 2014, the Company had $215,000 in Convertible Notes outstanding.

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

Capital Resources and Requirements

Our future liquidity and capital requirements will be influenced by numerous factors, including:

●	the extent and duration of future operating income;
●	the level and timing of future sales and expenditures;
●	working capital required to support our growth;
●	investment capital for transportation vehicles and equipment;
●	our sales and marketing programs;
●	investment capital for potential acquisitions;
●	competition; and
●	market developments.

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

Impairment of Long-Lived Assets

The Company adopted Accounting Standards Codification subtopic 360-10, Property, Plant and Equipment (“ASC 360-10”). ASC 360-10 requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company evaluates its long-lived assets for impairment annually or more often if events and circumstances warrant. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. ASC 360-10 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell. The Company performed an annual review for impairment and none existed as of December 31, 2013.

Issuance of Shares for Non-Cash Consideration

The Company accounts for the issuance of equity instruments to acquire goods and/or services based on the fair value of the goods and services or the fair value of the equity instrument at the time of issuance, whichever is more reliably determinable. The Company’s accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of standards issued by the FASB. The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor’s performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement.

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

In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to improve the transparency of reporting these reclassifications. Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income. The amendments in the ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this ASU requires already is required to be disclosed elsewhere in the financial statements under U.S. GAAP. The new amendments will require an organization to:

●	Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income - but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period; and

●	Cross-reference to other disclosures currently required under U.S. GAAP for other reclassification items (that are not required under U.S. GAAP) to be reclassified directly to net income in their entirety in the same reporting period. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is initially transferred to a balance sheet account (e.g., inventory for pension-related amounts) instead of directly to income or expense.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2014, and this assessment identified certain material weakness in our internal control over financial reporting, including material weaknesses due to our management’s lack of segregation of duties in financial transactions or reporting as a result of the fact that we only have two officers. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

Based on that evaluation, management concluded that our internal control over financial reporting was not effective as of September 30, 2014.

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

* – Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 19th day of November, 2014.

CROWD SHARES AFTERMARKET, INC.

By:	/s/ Doug Brackin
Doug Brackin
Chief Executive Officer
(Principal Executive Officer)

