Form 10-K
period 2014-12-31
Crowd Shares Aftermarket, Inc.
filed 2015-04-06
CIK 1409014

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED December 31, 2014

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

COMMISSION FILE NUMBER 000-52769

CROWD SHARES AFTERMARKET, INC.

(Exact name of registrant as specified in its charter)

NEVADA	26-0295367
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

898 N. Sepulveda Suite 400
El Segundo, CA 90245	92660
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (949) 373-7281

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.0001 per share

Indicate by check mark whether the registrant is a well-known seasoned issuer, as define in Rule 405 of the Securities Act). Yes [  ] No [X]

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

State the aggregate market value of the voting and non-voting equity held by non-affiliates of the Registrant computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2014: $0.00

Indicate by check mark whether the issuer filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [  ] No [X]

As of April 6, 2015, 22,564,000 shares of the Registrant’s Common Stock were outstanding.

Crowd Shares Aftermarket, Inc.

FORM 10-K

For the Fiscal Year Ended December 31, 2014

i

CAUTIONARY NOTICE

This annual report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Those forward-looking statements include our expectations, beliefs, intentions and strategies regarding the future. Such forward-looking statements relate to, among other things our working capital requirements and results of operations; the further approvals of regulatory authorities; overall industry environment; competitive pressures and general economic conditions. These and other factors that may affect our financial results are discussed more fully in “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this report. We caution readers not to place undue reliance on any forward-looking statements. We do not undertake, and specifically disclaim any obligation, to update or revise such statements to reflect new circumstances or unanticipated events as they occur, and we urge readers to review and consider disclosures we make in this and other reports that discuss factors germane to our business. See in particular our reports on Forms 10-K, 10-Q, and 8-K subsequently filed from time to time with the Securities and Exchange Commission.

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

Company Background

Crowd Shares Aftermarket, Inc. (the “Company”) was originally incorporated in the State of Delaware on May 24, 2007, under the name Red Oak Concepts, Inc. to serve as a vehicle for a business combination through a merger, capital stock exchange, asset acquisition or other similar business combination. On December 4, 2007, the Company changed its jurisdiction of domicile by merging with a Nevada corporation titled Red Oak Concepts, Inc. On November 21, 2008, the Company changed its name to Vinyl Products, Inc. in connection with a reverse acquisition transaction with The Vinyl Fence Company, Inc. (“VFC”), a California corporation. On September 26, 2013, the Company formed Crowd Shares Aftermarket, Inc., a wholly owned subsidiary of the Company. On October 8, 2013, the Company merged with its wholly owned subsidiary, Crowd Shares Aftermarket, Inc. and as part of the merger changed its name to Crowd Shares Aftermarket, Inc.

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

On April 8, 2011, the Company entered into a Promissory note with Doug Brackin for a total of $62,500. The promissory note was not paid by the maturity date of July 31, 2011, and accordingly, the note started to accrue compounding interest at 1.25% per month effective August 1, 2011. Interest expense totaled $600 and $2,379 for the three and twelve months ended December 31, 2014, respectively. The Company made a partial principal payment in the amount of $50,000 in July 2013. See Note 4 for further discussion.

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

Chauffeured Vehicle Services

The chauffeured vehicle service industry serves businesses in virtually all sectors of the economy. We believe that business customers are becoming increasingly sophisticated in their use of ground vehicle services and are demanding a broader array of airport or other destination site “meet- and-greet” services and other efficiency-enhancing services. Although there are other forms of transportation that compete with chauffeured vehicles, such as buses, taxis, and rental cars, we believe that none of those forms of transportation provides the quality, dependability and value-added services of chauffeur-driven vehicles. We also believe that businesses place a premium on service providers that are able to coordinate the travel itinerary of each member of a large group.

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

Chauffeured Vehicle Services

We intend to continue to expand recognition of the “Ride the Dougie” name through its marketing and promotional efforts. We have developed a marketing program directed at both the travel arranger such as concierges at major resorts and the end user of chauffeured vehicle services. The program consists of directory listings, advertising, website and referral system. Our marketing program seeks to build upon brand name recognition, customer loyalty, and service know-how.

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

Employees

As of April 6, 2015, we had no full-time employees and no independent contractors.

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

While at December 31, 2014, we had cash on hand of $3,148, we have accumulated a deficit of $428,814. At this rate, we anticipate that additional funding will be needed for general administrative expenses and marketing costs.

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

WE MAY BE SUSCEPTIBLE TO AN ADVERSE EFFECT ON OUR BUSINESS DUE TO THE CURRENT WORLDWIDE ECONOMIC CRISIS.

Our market and sales results could be greatly impacted by the current worldwide economic crisis, making it difficult to reach sales goals.

RISKS RELATED TO OUR COMMON STOCK

OUR OFFICERS AND DIRECTORS OWN A SUBSTANTIAL PERCENTAGE OF OUR OUTSTANDING COMMON STOCK, WHICH GIVES THEM CONTROL OVER CERTAIN MAJOR DECISIONS ON WHICH OUR STOCKHOLDERS VOTE, WHICH MAY DISCOURAGE AN ACQUISITION OF US.

Our principal officer beneficially owns approximately 88.6% of our outstanding common stock, and our officers and directors, as a group, beneficially own approximately 88.6% of our outstanding common stock. The interests of our officers and directors may differ from the interests of other stockholders, and they may, by virtue of their ownership stake, be able to exert substantial influence or otherwise control many corporate actions requiring stockholder approval, including the following actions:

●	electing or defeating the election of directors;

●	amending or preventing amendment of our articles of incorporation or bylaws;

●	effecting or preventing a merger, sale of assets or other corporate transaction; and

●	controlling the outcome of any other matter submitted to the stockholders for vote.

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

ANY ADDITIONAL FUNDING WE ARRANGE THROUGH THE SALE OF OUR COMMON STOCK WILL RESULT IN DILUTION TO EXISTING SHAREHOLDERS.

We must raise additional capital in order for our business plan to succeed. Our most likely source of additional capital will be through the sale of additional shares of common stock. Such stock issuances will cause stockholders’ interests in our company to be diluted. Such dilution will negatively affect the value of investors’ shares.

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

Item 2. Description of Properties.

Offices

Our corporate offices are located 898 N Sepulveda, Suite 400 El Segundo, CA 90245. We currently are not assessed any rental charges for the use of this space.

The premises used during the year ended December 31, 2014 were provided to us without charge. We have reviewed the estimated fair market value of the rent for the space used and concluded it to be immaterial to the financial statements individually and taken as a whole, as such, no expense for rent has been recorded for the period shown.

We do not currently own or lease any real property.

Item 3. Legal Proceedings.

There are no other legal proceedings are currently pending or, to our knowledge, threatened against us that, in the opinion of our management, could reasonably be expected to have a material adverse effect on our business or financial condition or results of operations.

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

As of February 25, 2013, our common stock is quoted on the OTC Bulletin Board under the symbol “CRDW”. The following table indicates the quarterly high and low last sale prices for shares of our common stock on the OTC Bulletin Board for the years ending December 31, 2014 and 2013, respectively:

2014	Low	High
Fourth Quarter	N/A	N/A
Third Quarter	N/A	N/A
Second Quarter	N/A	N/A
First Quarter	N/A	N/A

2013	Low	High
Fourth Quarter	N/A	N/A
Third Quarter	N/A	N/A
Second Quarter	N/A	N/A
First Quarter	N/A	N/A

Holders of Record

As of April 6, 2015, we had outstanding 22,564,000 shares of common stock, held by 36 shareholders of record.

We do not have an equity compensation plan.

Dividend Policy

We did not pay dividends on our common stock for the years ended December 31, 2014 and 2013, respectively, and have no plans to do so in the foreseeable future.

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

Results of Operations

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Revenue

Revenue totaled $6,600 for the year ended December 31, 2014 compared to $19,061 in the prior year. The decrease is due to the Company only recognizing rental revenue during 2014 compare to rental and due diligence in the prior year.

Expenses

Operating expenses totaled $55,475 for the year ended December 31, 2014 compared to $139,234 in the prior year. The decrease in operating expenses was related to the legal and offering expenses incurred by the Company in 2013. Current year operating expenses included selling, general and administrative expenses.

Net Income/Loss

Net loss totaled $80,057 for the year ended December 31, 2014 due primarily to the selling, general and administrative expenses discussed above. Net loss totaled $152,894 for the year ended December 31, 2013 due to the selling, general and administrative expenses discussed above.

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming that we will continue as a going concern. As shown in the accompanying financial statements, we incurred losses of $80,057 for the year ended December 31, 2014 and have an accumulated deficit of $428,814 at December 31, 2014. At December 31, 2014, we had cash of $3,148.

We started to generate revenue in January 2011, however, in order to continue as a going concern, develop a reliable source of revenues, and achieve a profitable level of operations, we will need, among other things, additional capital resources. Accordingly, management’s plans to continue as a going concern include raising additional capital through sales of common stock and other securities.

Our current funding is not sufficient to continue our operations for the remainder of the fiscal year ending December 31, 2015. We will require additional debt and/or equity financing to continue our operations. We cannot provide any assurances that additional financing will be available to us or, if available, may not be available on acceptable terms.

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

Impairment of Long-Lived Assets

The Company adopted Accounting Standards Codification subtopic 360-10, Property, Plant and Equipment (“ASC 360-10”). ASC 360-10 requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company evaluates its long-lived assets for impairment annually or more often if events and circumstances warrant. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. ASC 360-10 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell. The Company performed an annual review for impairment and none existed as of December 31, 2014.

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

Recently Issued Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update which adds new disclosure requirements for items reclassified out of accumulated other comprehensive income. The update requires entities to disclose additional information about reclassification adjustments, including changes in accumulated other comprehensive income balances by component and significant items reclassified out of accumulated other comprehensive income. The update was effective for the Company in the first quarter of 2013. The update primarily impacted our disclosures and did not have a material impact on our financial position, results of operations or cash flows.

In July 2013, the FASB issued an accounting standards update which requires an entity to present an unrecognized tax benefit, or portion thereof, in the statement of financial position as a reduction to a deferred tax asset for a net operating loss carryforward or a tax credit carryforward, with certain exceptions related to availability. The update was effective in the first quarter of 2014. The update did not have a material impact on the Company’s financial position, results of operations or cash flows.

In June 2014, the FASB issued an accounting standard which provides new guidance that requires share-based compensation to meet a specific performance target to be achieved in order for employees to become eligible to vest in the awards and that could be achieved after an employee completes the requisite service period be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation costs should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. This new guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2015. Early adoption is permitted. Entities may apply the amendments in this Update either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. The adoption of ASU 2014-12 is not expected to have a material impact on our financial position or results of operations.

In June 2014, the FASB issued ASU 2014-10, “Development Stage Entities”. The amendments in this update remove the definition of a development stage entity from the Master Glossary of the ASC thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The amendments in this update are applied retrospectively. The early adoption of ASU 2014-10 is permitted which removed the development stage entity financial reporting requirements from the Company.

In June 2014, the FASB issued guidance to improve financial reporting by reducing the cost and complexity associated with the incremental reporting requirements of development stage entities. The amendments in this update remove all incremental financial reporting requirements from U.S. GAAP for development stage entities, thereby improving financial reporting by eliminating the cost and complexity associated with providing that information. The amendments in this Update also eliminate an exception provided to development stage entities in Topic 810, Consolidation, for determining whether an entity is a variable interest entity on the basis of the amount of investment equity that is at risk. The amendments to eliminate that exception simplify U.S. GAAP by reducing avoidable complexity in existing accounting literature and improve the relevance of information provided to financial statement users by requiring the application of the same consolidation guidance by all reporting entities. The elimination of the exception may change the consolidation analysis, consolidation decision, and disclosure requirements for a reporting entity that has an interest in an entity in the development stage. The amendments related to the elimination of inception-to-date information and the other remaining disclosure requirements of Topic 915 should be applied retrospectively except for the clarification to Topic 275, which shall be applied prospectively. For public companies, those amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. Early adoption is permitted. The adoption of ASU 2014-10 is not expected to have a material impact on our financial position or results of operations.

In August 2014, the FASB issued an accounting standard that requires management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the standard (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The standard in this Update is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The adoption of ASU 2014-15 is not expected to have a material impact on our financial position or results of operations.

In November 2014, the FASB issued new guidance for determining when separation of certain embedded derivative features in a hybrid financial instrument is required. That is, an entity will continue to evaluate whether the economic characteristics and risks of the embedded derivative feature are clearly and closely related to those of the host contract, among other relevant criteria. The amendments clarify how current GAAP should be interpreted in evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. The effects of initially adopting the amendments in this Update should be applied on a modified retrospective basis to existing hybrid financial instruments issued in the form of a share as of the beginning of the fiscal year for which the amendments are effective. Retrospective application is permitted to all relevant prior periods. The adoption of ASU 2014-16 is not expected to have a material impact on our financial position or results of operations.

In November 2014, the FASB issued guidance to provide an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. After the effective date, an acquired entity can make an election to apply the guidance to future change-in-control events or to its most recent change-in-control event. However, if the financial statements for the period in which the most recent change-in-control event occurred already have been issued or made available to be issued, the application of this guidance would be a change in accounting principle. The amendments in this Update are effective on November 18, 2014. The adoption of ASU 2014-17 is not expected to have a material impact on our financial position or results of operations.

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

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 15d-15 under the Securities Exchange Act of 1934. Based upon that evaluation, our management, including our chief executive officer and principal financial officer, concluded that our disclosure controls and procedures were not effective as of December 31, 2014 and December 31, 2013 for the reasons described below.

Management’s report on internal controls over financial reporting

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting, as defined under Rule 15d-15(f) under the Securities Exchange Act of 1934. Management has assessed the effectiveness of our internal controls over financial reporting as of December 31, 2014 and December 31, 2013 based on the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our internal control system was designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. An internal control material weakness is a significant deficiency, or aggregation of deficiencies, that does not reduce to a relatively low level the risk that material misstatements in financial statements will be prevented or detected on a timely basis by employees in the normal course of their work. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014 and December 31, 2013, and this assessment identified certain material weakness in our internal control over financial reporting, including material weaknesses due to our management’s lack of segregation of duties in financial transactions or reporting as a result of the fact that we only have one officer. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

Based on that evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2014 and December 31, 2013.

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

Changes in internal control over financial reporting

There were no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during our fiscal years ended December 31, 2014 and December 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. In the estimation of our senior management, none of the changes in the composition of management have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of Crowd Shares Aftermarket, Inc.

Our executive officer and directors and their ages as of April 6, 2015 are as follows:

Director:

Name	Age

Douglas Brackin	52	President and Director

Keith Moore	54	Treasurer, Secretary and Director

Biographical Information

Set forth below is a brief description of the background and business experience of our officers and our directors for the past five years.

Mr. Brackin is a real estate hospitality entrepreneur. He built his first lodging establishment in 1988 in Payson, Arizona. He operated the Payson Pueblo Inn for 3½ years, then sold the property for a profit in March of 1992. His next project was the Majestic Mountain Inn, which was built in 1993. This project was owned by Mr. Brackin for 10 years, and again sold for a profit. During 2000-2001, Mr. Brackin co-developed an office building along with a steakhouse named Fargo’s. In 2004, Mr. Brackin co-developed a 33 lot subdivision in Flagstaff, Arizona. Doug did all the entitlement work for this project and handled all the sales of the 33 lots generating over $7 million in sales. Mr. Brackin renovated a drinking lounge called J.Chew in 2008 and sold this establishment for a profit in 2009. Mr. Brackin is currently involved in a startup transportation-concierge business in Scottsdale, Arizona. Mr. Brackin earned a B.S. in Hotel, Restaurant, and Tourism at Northern Arizona University. Mr. Brackin also holds an Arizona Real estate license as well as an Arizona Insurance license.

Mr. Moore co-founded Monarch Bay Securities, LLC, and a FINRA member broker dealer in 2006. He has served his entire career founding, growing and financing technology and service companies. Throughout his career Mr. Moore has served in various executive capacities for micro-cap to Russell 1000 companies, including Activision, Inc. and POPcast Communications Corp. Mr. Moore has raised over $100 million for these organizations and has grown collective revenues in excess of $600 million.

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

Code of Ethics for Chief Executive Officer and Senior Financial Officers. We have adopted a Code of Ethics that applies to our principal executive officers and principal financial officer (or persons performing similar functions) that is designed to comply with Item 406 of Regulation S-K. A copy of our Code of Ethics will also be furnished, without charge, in print to any person who requests such copy by writing to the Company’s Secretary at: Crowd Shares Aftermarket, Inc., 898 N Sepulveda, Suite 400 El Segundo, CA 90245.

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

Compensation of Directors

We do not currently pay any cash fees to our directors, but we pay directors’ expenses in attending board meetings. During the fiscal years ended December 31, 2014 and December 31, 2013, no director expenses were incurred.

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

We may enter into indemnification agreements with each of our directors and officers that are, in some cases, broader than the specific March 04, 2015, we have not entered into any indemnification agreements with our directors or officers, but may choose to do so in the future. Such indemnification agreements may require us, among other things, to:

●	indemnify officers and directors against certain liabilities that may arise because of their status as officers or directors;

●	advance expenses, as incurred, to officers and directors in connection with a legal proceeding, subject to limited exceptions; or

●	obtain directors’ and officers’ insurance.

We are permitted to apply for insurance on behalf of any director, officer, employee or other agent for liability arising out of his actions.

Item 11. Executive Compensation.

The table below summarizes all compensation awarded to, earned by, or paid to our executive officer by any person for all services rendered in all capacities to us for the years ended December 31, 2014 and 2013.

Name and Principal Position (a)	Year (b)	Salary (c)	Bonus (d)	Stock Awards (e)	Option Awards (f)	Non-Equity Incentive Plan Compensation (g)	Non-Qualified Deferred Compensation Earnings (h)	All Other Compensation (i)	Total (j)

Doug Brackin	2014	$0	$0	$0	$0	$0	$0	$0	$0
Current Chief Executive Officer and Director	2013	$0	$0	$0	$0	$0	$0	$0	$0

Keith Moore	2014	$0	$0	$0	$0	$0	$0	$0	$0
Current Treasurer and Director	2013	$0	$0	$0	$0	$0	$0	$0	$0

Outstanding Equity Awards at Fiscal Year-End

As of April 6, 2015, there were no outstanding equity awards held by any named executive officer.

Employment Agreements

As of April 6, 2015, we were not a party to any employment agreement with any named executive officer.

Compensation Committee Interlocks and Insider Participation

Due to the limited number of directors constituting our Board of Directors, the full Board of Directors considers and participates in the compensation of our executive officers.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding beneficial ownership of our common stock as of April 6, 2015:

●	by each person who is known by us to beneficially own more than 5% of our common stock;

●	by each of our executive officers and directors; and

●	by all of our executive officers and directors as a group.

Title of Class	Name and address of beneficial owner	Amount of Beneficial Ownership	Percent of class (1)
Common Stock	Douglas Brackin 755 E. Chaparral Rd, #18 Scottsdale, AZ 85250	20,000,000(2)	88.6%
Common Stock	Joy Brackin 755 E. Chaparral Rd, #18 Scottsdale, AZ 85250	20,000,000(2)	88.6%
Common Stock	All Officers and Directors as a group	20,000,000 shares	88.6%

(1)	The percent of class is based on 22,564,000 shares of common stock issued and outstanding as of April 6, 2015.
(2)	Includes 10,000,000 shares owned in the name of Douglas Brackin and 10,000,000 owned in the name of Mr. Brackin’s wife, Joy Brackin.

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

During the year ended December 31, 2014, Cardiff Partners, LLC advanced the Company $28,902, and the Company paid back $4,291 of previous advances to Cardiff Partners. Keith Moore, the Company’s Treasurer, Secretary, and Director, is a managing member and 50% owner of Cardiff Partners. The advance bears interest at a rate of 1% per month. The total outstanding advance balance from Cardiff Partners to the Company at December 31, 2014 was $13,452. Interest expense totaled $2,332 for the twelve months ended December 31, 2014. No interest was paid by the Company to Cardiff Partners during the twelve months ended December 31, 2014.

During the twelve months ended December 31, 2014, Doug Brackin, the Company’s Chief Executive Officer, did not advance the Company additional money. The Company paid back $8,818 of previous advances owed to Mr. Brackin, leaving a balance due to Mr. Brackin of $0. The advance bears interest at a rate of 1% per month. Interest expense totaled $150 for the twelve months ended December 31, 2014.

On April 8, 2011, the Company entered into a Promissory note with Doug Brackin for a total of $62,500. The promissory note was not paid by the maturity date of July 31, 2011, and accordingly, the note started to accrue compounding interest at 1.25% per month effective August 1, 2011. During the year ended December 31, 2013, the Company paid back $50,000 of principal, leaving a balance due to Mr. Brackin of $12,500. Interest expense totaled $2,379 for the twelve months ended December 31, 2014.

On June 14, 2013, the Company entered into a Promissory note for a total of $215,000 due on December 31, 2014. The promissory note bears an interest rate of 1% per month. The Company did not pay back any principal, leaving a balance due of $215,000. Interest expense totaled $21,559 for the twelve months ended December 31, 2014.

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

	Years Ended
	December 31,
	2014	2013
M&K CPAs, PLLC
Audit Fees	$5,709	$5,050
Audit-related fees	$0	$0
Tax fees	$0	$0
All other fees	$0	$0

Our Board of Directors established a policy whereby the outside auditors are required to seek pre-approval on an annual basis of all audit, audit-related, tax and other services by providing a prior description of the services to be performed. For the year ended December 31, 2014, 100% of all audit-related services were pre-approved by the Board of Directors, which concluded that the provision of such services by M&K was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions.

Item 15. Exhibits.

(a) Financial Statements.

The following financial statements of Crowd Shares Aftermarket, Inc. are submitted as a separate section of this report (See F-pages), and are incorporated by reference in Item 8:

(b) Exhibits

The following Exhibits are filed herewith pursuant to Item 601 of Regulation S-K or incorporated herein by reference to previous filings as noted:

Exhibit No.	Identification of Exhibit

3.1	Articles of Incorporation (1)
3.2	Certificate of Amendment to Articles of Incorporation (2)
3.3	By-Laws (1)
10.1	Equity Exchange Agreement dated December 31, 2010 (3)
10.2	Stock Purchase Agreement dated December 31, 2010 (3)
10.3	Assumption Agreement dated December 31, 2010 (3)
10.4	Promissory Note dated December 31, 2010 (3)
14.1	Code of Ethics (2)
21.1*	Subsidiaries of Registrant
31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934
31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Labels
101.PRE	XBRL Taxonomy Extension

* Filed herewith

(1) Incorporated by reference to the registrant’s filing on Form 10-QSB for the three months ended December 31, 2007 as filed with the Securities and Exchange Commission on February 15, 2008.

(2) Incorporated by reference to the registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on November 26, 2008.

(3) Incorporated by reference to the registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 6, 2011.

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

Dated: April 6, 2015	CROWD SHARES AFTERMARKET, INC.
(Registrant)

	By:	/s/ Douglas Brackin
President and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Douglas Brackin	President and Director
Douglas Brackin	(Principal Executive Officer)	April 6, 2015

/s/ Keith Moore	Treasure, Secretary and Director
Keith Moore	(Principal Financial and Accounting Officer)	April 6, 2015

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED

PURSUANT TO SECTION 15(d) OF THE EXCHANGE ACT BY NON-REPORTING ISSUERS

1.	No annual report to security holders covering the company’s year ended December 31, 2014, has been sent as of the date of this report.

2.	No proxy soliciting material has been sent to the company’s security holders with respect to the 2014 annual meeting of security holders.

3.	If such report or proxy material is furnished to security holders subsequent to the filing of this Report on Form 10-K, the company will furnish copies of such material to the Commission at the time it is sent to security holders.

ANNUAL REPORT ON FORM 10-K

ITEM 7

FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2014 and 2013

CROWD SHARES AFTERMARKET, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Management
Crowd Shares Aftermarket, Inc.

We have audited the accompanying consolidated balance sheets of Crowd Shares Aftermarket, Inc. (the “Company”) as of December 31, 2014 and 2013 and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years ended December 31, 2014 and December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Crowd Shares Aftermarket, Inc. as of December 31, 2014 and 2013 and the results of its operations and cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company suffered a net loss from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC
M&K CPAS, PLLC

www.mkacpas.com
Houston, Texas
April 6, 2015

CROWD SHARES AFTERMARKET, INC.

FORMERLY VINYL PRODUCTS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2014	December 31, 2013
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$3,148	$11,086
Prepaid expenses	0	750
TOTAL CURRENT ASSETS	3,148	11,836

Property, plant and equipment, net of accumulated depreciation	4,240	8,896
TOTAL ASSETS	$7,388	$20,732

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$93,135	$67,021
Due to related parties	25,309	9,517
Accrued interest, related parties	43,055	39,375
Accrued interest, note payable	33,399	11,840
Accrued expenses and other current liabilities	250	682
Note payable, related party	12,500	12,500
Convertible Notes Payable - in default	215,000	215,000
TOTAL CURRENT LIABILITIES	422,648	355,935

TOTAL LIABILITIES	422,648	355,935

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding at December 31, 2014 and December 31, 2013	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized; 22,564,000 shares issued and outstanding at December 31, 2014 and December 31, 2013	2,256	2,256
Additional paid-in capital	11,298	11,298
Accumulated deficit	(428,814)	(348,757)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(415,260)	(335,203)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$7,388	$20,732

See notes to financial statements

CROWD SHARES AFTERMARKET, INC.

FORMERLY VINYL PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Twelve Months Ending
	Dec 31,
	2014	2013
Revenue	$6,600	$19,061

Cost of revenue	4,656	10,492

Gross profit	$1,944	$8,569

Operating expenses
Marketing expenses	-	5,209
General and administrative expenses	55,475	134,025

Total operating expenses	$55,475	$139,234

Net operating loss	$(53,531)	$(130,665)

Interest expense	26,526	22,229

Net loss	$(80,057)	$(152,894)

Basic and dilutive net loss	$(0.00)	$(0.01)

Weighted average number of common shares outstanding:
Basic	22,564,000	22,564,000
Diluted	22,564,000	22,564,000

See notes to financial statements

CROWD SHARES AFTERMARKET, INC.

FORMERLY VINYL PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance, December 31, 2012	22,564,000	$2,256	$(3,702)	$(195,863)	$(197,309)

Additional Paid-In Capital from Related Party for services	-	-	15,000	-	15,000
Net loss for the twelve months ended December 31, 2013	-	-	-	(152,894)	(152,894)
Balance, December 31, 2013	22,564,000	$2,256	$11,298	$(348,757)	$(335,203)

Net loss for the twelve months ended December 31, 2014	-	-	-	(80,057)	(80,057)
Balance, December 31, 2014	22,564,000	$2,256	$11,298	$(428,814)	$(415,260)

See notes to financial statements

CROWD SHARES AFTERMARKET, INC.

FORMERLY VINYL PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Twelve Months Ending
	December 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(80,057)	$(152,894)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization Changes in:
Prepaid expenses and other current assets	750	(261)
Accounts payable	26,114	(1,168)
Accrued interest, related party	3,680	10,389
Accrued interest, note payable	21,559	11,840
Accrued expenses and other current liabilities	(432)	(818)
Net cash (used in) operating activities	(23,730)	(128,256)

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	-	-
Net cash provided by (used in) investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Payments to related parties	(13,109)	(196,200)
Proceeds from related parties	28,901	112,579
Proceeds from Convertible Notes Payable	-	215,000
Net cash provided by financing activities	15,792	131,379

NET INCREASE (DECREASE) IN CASH	(7,938)	3,123

CASH AND CASH EQUIVALENTS, beginning of the period	11,086	7,963

CASH AND CASH EQUIVALENTS, end of period	$3,148	$11,086

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$1,182	$-
Income taxes	-	1,670

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Related party contribution	$-	$15,000

See notes to financial statements

CROWD SHARES AFTERMARKET, INC.

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

NOTE 1—BACKGROUND AND ORGANIZATION

Organization

Crowd Shares Aftermarket, Inc. (the “Company”) was originally incorporated in the State of Delaware on May 24, 2007, under the name Red Oak Concepts, Inc. to serve as a vehicle for a business combination through a merger, capital stock exchange, asset acquisition or other similar business combination. On December 4, 2007, the Company changed its jurisdiction of domicile by merging with a Nevada corporation titled Red Oak Concepts, Inc. On November 21, 2008, the Company changed its name to Vinyl Products, Inc. in connection with a reverse acquisition transaction with The Vinyl Fence Company, Inc. (“VFC”), a California corporation. On September 26, 2013, the Company formed Crowd Shares Aftermarket, Inc., a wholly owned subsidiary of the Company. On October 8, 2013, the Company merged with its wholly owned subsidiary, Crowd Shares Aftermarket, Inc. and as part of the merger changed its name to Crowd Shares Aftermarket, Inc.

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

On April 8, 2011, the Company entered into a Promissory note with Doug Brackin for a total of $62,500. The promissory note was not paid by the maturity date of July 31, 2011, and accordingly, the note started to accrue compounding interest at 1.25% per month effective August 1, 2011. Interest expense totaled $600 and $2,379 for the three and twelve months ended December 31, 2014, respectively. The Company made a partial principal payment in the amount of $50,000 in July 2013. See Note 4 for further discussion.

Business Overview of Brackin O’Connor

Since its establishment until September 2009, Brackin O’Connor has been principally engaged in the drinking lounge business. In 2010, Brackin O’Connor changed focus and entered the passenger transportation business commonly referred to as a chauffeured vehicle service. Its initial operations are focused on servicing the tourism industry in Scottsdale, Arizona under the brand name of “Ride The Dougie”. Brackin O’Connor provides chauffeured vehicle service for concerts, weddings, airport shuttles, business and association meetings, conventions, road shows, promotional tours, special events, incentive travel and leisure travel and mobile concierge services.

Business Overview of Crowd Shares Aftermarket, Inc.

During the quarter ended December 31, 2013, the Company began the development of a new business unit to support securities crowdfunding (“SCF”) activities. As part of this new business unit the Company developed a SCF platform and the business operations for supporting the Company’s entrée into this new market. The Company’s SCF platform includes an exchange for the trading of crowdfunded securities (i.e. a second market for crowdfunded shares), a front end issuer and investor SCF portal (for facilitating SCF transactions), and a US based broker dealer (“BD”) centric deal management and compliance platform (for BD white labeling and syndication).

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

The business model utilizes a platform service or listing fee structure, and does not contemplate a transaction or success fee component. This may change as the regulatory environment evolves in the US, and globally, but for now a simple service-fee model has been established. The Company began generating revenue for its SCF business unit during the year ended December 30, 2014.

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

Going Concern

The Company’s financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America, and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company incurred a net loss from continuing operations of $80,057 during the year December 31, 2014 and an accumulated deficit of $428,814 since inception. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

Cash and Cash Equivalents

Cash and equivalents include investments with initial maturities of three months or less. The Company maintains its cash balances at credit-worthy financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. Deposits with these banks may exceed the amount of insurance provided on such deposits; however, these deposits typically may be redeemed upon demand and, therefore, bear minimal risk. The Company did not have any cash equivalents at December 31, 2014 or 2013.

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

During 2014, the Company only recognized revenue from transportation services. Revenue received from transportation customers consists of payments via credit cards, checks and cash and is deposited into the Company’s bank account when received, either directly or through the Company’s merchant account.

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

No provision for federal income taxes has been recorded due to the net operating loss carry forwards totaling approximately $377,000 as of December 31, 2014 that will be offset against future taxable income. The available net operating loss carry forwards of approximately $377,000 will expire in various years through 2034. No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance the carry forwards will expire unused. The income tax benefit differs from the amount computed by applying the US federal income tax rate of 35% to net loss before income taxes for the year ended December 31, 2014 and 2013 and had no uncertain tax positions as at December 31, 2014 and 2013:

	Dec 31, 2014	Dec 31, 2013

Net operating loss carry forward	$(377,369)	$(301,969)
Statutory rate	35%	35%

Deferred tax Asset	$(132,079)	$(105,689)
Valuation allowance	$(132,079)	$(105,689)

Income tax provision	$-	$-

Fair Value of Financial Instruments

In the first quarter of fiscal year 2009, the Company adopted Accounting Standards Codification subtopic 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”). ASC 820-10 defines fair value, establishes a framework for measuring fair value and enhances fair value measurement disclosure. ASC 820-10 delays, until the first quarter of fiscal year 2009, the effective date for ASC 820-10 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of ASC 820-10 did not have a material impact on the Company’s financial position or operations, but does require that the Company disclose assets and liabilities that are recognized and measured at fair value on a non-recurring basis, presented in a three-tier fair value hierarchy, as follows:

●	Level 1. Observable inputs such as quoted prices in active markets;

●	Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

●	Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

No assets were valued at fair value on a recurring or non-recurring basis as of December 31, 2014 or December 31, 2013, respectively.

Effective October 1, 2008, the Company adopted Accounting Standards Codification subtopic 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”) and Accounting Standards Codification subtopic 825-10, Financial Instruments (“ASC 825-10”), which permits entities to choose to measure many financial instruments and certain other items at fair value. Neither of these statements had an impact on the Company’s financial position, results of operations or cash flows. The carrying value of cash and cash equivalents, accounts payable and short-term borrowings, as reflected in the balance sheets, approximate fair value because of the short-term maturity of these instruments.

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update which adds new disclosure requirements for items reclassified out of accumulated other comprehensive income. The update requires entities to disclose additional information about reclassification adjustments, including changes in accumulated other comprehensive income balances by component and significant items reclassified out of accumulated other comprehensive income. The update was effective for the Company in the first quarter of 2013. The update primarily impacted our disclosures and did not have a material impact on our financial position, results of operations or cash flows.

In July 2013, the FASB issued an accounting standards update which requires an entity to present an unrecognized tax benefit, or portion thereof, in the statement of financial position as a reduction to a deferred tax asset for a net operating loss carryforward or a tax credit carryforward, with certain exceptions related to availability. The update was effective in the first quarter of 2014. The update did not have a material impact on the Company’s financial position, results of operations or cash flows.

In June 2014, the FASB issued an accounting standard which provides new guidance that requires share-based compensation to meet a specific performance target to be achieved in order for employees to become eligible to vest in the awards and that could be achieved after an employee completes the requisite service period be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation costs should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. This new guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2015. Early adoption is permitted. Entities may apply the amendments in this Update either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. The adoption of ASU 2014-12 is not expected to have a material impact on our financial position or results of operations.

In June 2014, the FASB issued ASU 2014-10, “Development Stage Entities”. The amendments in this update remove the definition of a development stage entity from the Master Glossary of the ASC thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had’ been in the development stage. The amendments in this update are applied retrospectively. The early adoption of ASU 2014-10 is permitted which removed the development stage entity financial reporting requirements from the Company.

In June 2014, the FASB issued guidance to improve financial reporting by reducing the cost and complexity associated with the incremental reporting requirements of development stage entities. The amendments in this update remove all incremental financial reporting requirements from U.S. GAAP for development stage entities, thereby improving financial reporting by eliminating the cost and complexity associated with providing that information. The amendments in this Update also eliminate an exception provided to development stage entities in Topic 810, Consolidation, for determining whether an entity is a variable interest entity on the basis of the amount of investment equity that is at risk. The amendments to eliminate that exception simplify U.S. GAAP by reducing avoidable complexity in existing accounting literature and improve the relevance of information provided to financial statement users by requiring the application of the same consolidation guidance by all reporting entities. The elimination of the exception may change the consolidation analysis, consolidation decision, and disclosure requirements for a reporting entity that has an interest in an entity in the development stage. The amendments related to the elimination of inception-to-date information and the other remaining disclosure requirements of Topic 915 should be applied retrospectively except for the clarification to Topic 275, which shall be applied prospectively. For public companies, those amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. Early adoption is permitted. The adoption of ASU 2014-10 is not expected to have a material impact on our financial position or results of operations.

In August 2014, the FASB issued an accounting standard that requires management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the standard (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The standard in this Update is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The adoption of ASU 2014-15 is not expected to have a material impact on our financial position or results of operations.

In November 2014, the FASB issued new guidance for determining when separation of certain embedded derivative features in a hybrid financial instrument is required. That is, an entity will continue to evaluate whether the economic characteristics and risks of the embedded derivative feature are clearly and closely related to those of the host contract, among other relevant criteria. The amendments clarify how current GAAP should be interpreted in evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. The effects of initially adopting the amendments in this Update should be applied on a modified retrospective basis to existing hybrid financial instruments issued in the form of a share as of the beginning of the fiscal year for which the amendments are effective. Retrospective application is permitted to all relevant prior periods. The adoption of ASU 2014-16 is not expected to have a material impact on our financial position or results of operations.

In November 2014, the FASB issued guidance to provide an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. After the effective date, an acquired entity can make an election to apply the guidance to future change-in-control events or to its most recent change-in-control event. However, if the financial statements for the period in which the most recent change-in-control event occurred already have been issued or made available to be issued, the application of this guidance would be a change in accounting principle. The amendments in this Update are effective on November 18, 2014. The adoption of ASU 2014-17 is not expected to have a material impact on our financial position or results of operations.

NOTE 3—PROPERTY, PLANT AND EQUIPMENT

Components of property, plant and equipment were as follows:

	December 31, 2014	December 31, 2013

Vehicles	$23,243	$23,243
Total property, plant and equipment	23,243	23,243

Less: accumulated depreciation	(19,003)	(14,347)

Property, plant and equipment, net	$4,240	$8,896

Depreciation expense totaled $4,656 and $4,656 for the years ended December 31, 2014 and 2013, respectively. The Company’s parent Company has issued a promissory note and this promissory note is secured by a vehicle owned by Brackin O’Connor.

NOTE 4—NOTES PAYABLE

On April 8, 2011, the Company entered into a Promissory note with Doug Brackin for a total of $62,500. The promissory note was not paid by the maturity date of July 31, 2011, and accordingly, the note started to accrue compounding interest at 1.25% per month effective August 1, 2011. The Company paid back $50,000 in July of 2013, leaving a balance due to Mr. Brackin of $12,500 due as of December 31, 2014. Interest expense and accrued interest totaled $2,379 and $25,133 for the twelve months ended December 31, 2014.

The total outstanding advance balance from Cardiff Partners, LLC to the Company at December 31, 2014 was $25,309. During the twelve months ended December 31, 2014, Cardiff Partners, LLC advanced the Company $28,902, and the Company paid back $4,291 of previous advances to Cardiff Partners. The advance bears interest at a rate of 1% per month. Interest expense and accrued interest totaled $2,332 and $13,452 for the twelve months ended December 31, 2014.

During the twelve months ended December 31, 2014, Doug Brackin, the Company’s Chief Executive Officer, did not advance the Company additional money. The Company paid back $8,818 of previous advances owed to Mr. Brackin, leaving a balance due to Mr. Brackin of $0. The advance bears interest at a rate of 1% per month. Interest expense totaled $150 for the twelve months ended December 31, 2014. As of December 31, 2014 $4,469 in accrued interest remains outstanding.

On June 14, 2013, the Company entered into a Promissory note for a total of $215,000 due on December 31, 2014. The promissory note started to accrue compound interest at 1.0% per month. Interest expense and accrued interest totaled $21,559 and $33,399 for the twelve months ended December 31, 2014. The promissory note was not paid by the maturity date of December 31, 2014.

NOTE 5—STOCKHOLDERS’ EQUITY

During the year ended December 31, 2013, Cardiff Partners, LLC contributed $15,000 as additional paid in capital to the Company in exchange for services provided by the Company to Cardiff Partners, a related party. Keith Moore, the Company’s Treasurer, Secretary, and Director, is a managing member and 50% owner of Cardiff Partners. Management believes the services provided were at fair value.

The Company is authorized to issue 100,000,000 shares of $.0001 par value common stock, and had 22,564,000 and 22,564,000 shares outstanding at December 31, 2014 and December 31, 2013, respectively.

The Company is authorized to issue 10,000,000 shares of $.0001 par value preferred stock. The Company has never issued any shares of preferred stock.

The Company did not record any stock based compensation charges during the year ended December 31, 2014 and December 31, 2013.

NOTE 6—COMMITMENTS AND CONTINGENCIES

Contingencies

The Company is not currently a party to any pending or threatened legal proceedings. Based on information currently available, management is not aware of any matters that would have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

NOTE 7—RELATED PARTY TRANSACTIONS

On April 8, 2011, the Company entered into a Promissory note with Doug Brackin for a total of $62,500. The promissory note was not paid by the maturity date of July 31, 2011, and accordingly, the note started to accrue compounding interest at 1.25% per month effective August 1, 2011. The Company paid back $50,000 in July of 2013, leaving a balance due to Mr. Brackin of $12,500 due as of December 31, 2014. Interest expense and accrued interest totaled $2,379 and $25,133 for the twelve months ended December 31, 2014.

The total outstanding advance balance from Cardiff Partners, LLC to the Company at December 31, 2014 was $25,309. During the twelve months ended December 31, 2014, Cardiff Partners, LLC advanced the Company $28,902, and the Company paid back $4,291 of previous advances to Cardiff Partners. The advance bears interest at a rate of 1% per month. Interest expense and accrued interest totaled $2,332 and $13,452 for the twelve months ended December 31, 2014.

During the twelve months ended December 31, 2014, Doug Brackin, the Company’s Chief Executive Officer, did not advance the Company additional money. The Company paid back $8,818 of previous advances owed to Mr. Brackin, leaving a balance due to Mr. Brackin of $0. The advance bears interest at a rate of 1% per month. Interest expense totaled $150 for the twelve months ended December 31, 2014. As of December 31, 2014 $4,469 in accrued interest remains outstanding.

During the year ended December 31, 2013, Cardiff Partners, LLC contributed $15,000 as additional paid in capital to the Company in exchange for services provided by the Company to Cardiff Partners, a related party. Keith Moore, the Company’s Treasurer, Secretary, and Director, is a managing member and 50% owner of Cardiff Partners. Management believes the services provided were at fair value.

NOTE 8—SUBSEQUENT EVENTS

On February 7, 2015, the Company entered into a short term Promissory note for a total of $12,000 with proceeds to the Company of $8,000. The promissory note is due on May 7, 2015.

