Form 10-Q
period 2015-03-31
Crowd Shares Aftermarket, Inc.
filed 2015-05-19
CIK 1409014

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number: 000-52769

CROWD SHARES AFTERMARKET, INC.

(Exact Name of Registrant as Specified in its Charter)

Nevada	26-0295367
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

898 N Sepulveda, Suite 400 El Segundo, CA	90245
(Address of Principal Executive Offices)	(Zip Code)

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

Yes [  ] No [X]

As of May 19, 2015, 22,564,000 shares of the registrant’s common stock were outstanding.

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.

CROWD SHARES AFTERMARKET, INC.

FORMERLY VINYL PRODUCTS, INC,

Part I

FINANCIAL INFORMATION

Item 1. Financial Statements.

CROWD SHARES AFTERMARKET, INC.

FORMERLY VINYL PRODUCTS, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2015	December 31, 2014

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$4,260	$3,148
TOTAL CURRENT ASSETS	4,260	3,148

Property, plant and equipment, net of accumulated depreciation	3,075	4,239
TOTAL ASSETS	$7,335	$7,387

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$101,558	$93,134
Due to related parties	26,309	25,309
Accrued interest, related parties	44,411	43,055
Accrued interest, note payable	38,700	33,399
Accrued expenses and other current liabilities	1,090	250
Note payable, other, net of original issue discount	10,311	0
Note payable, related party, in default	12,500	12,500
Convertible notes payable, in default	215,000	215,000
TOTAL CURRENT LIABILITIES	449,879	422,647

TOTAL LIABILITIES	449,879	422,647

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding at March 31, 2015 and December 31, 2014
Common stock, $0.0001 par value; 100,000,000 shares authorized; 22,564,000 shares issued and outstanding at March 31, 2015 and December 31, 2014	2,256	2,256
Additional paid-in capital	11,298	11,298
Accumulated deficit	(456,098)	(428,814)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(442,544)	(415,260)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$7,335	$7,387

See notes to financial statements

CROWD SHARES AFTERMARKET, INC.

FORMERLY VINYL PRODUCTS, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ending March 31,
	2015	2014
Revenue	$1,650	$1,650

Cost of revenue	1,164	1,164

Gross profit	$486	$486

Operating expenses
General and administrative expenses	18,801	22,935

Total operating expenses	$18,801	$22,935

Net operating loss	$(18,315)	$(22,449)

Interest expense	8,969	6,229

Net loss	$(27,284)	$(28,678)

Basic and dilutive net loss	$(0.00)	$(0.00)

Weighted average number of common shares outstanding:
Basic	22,564,000	22,564,000
Diluted	22,564,000	22,564,000

See notes to financial statements

CROWD SHARES AFTERMARKET, INC.

FORMERLY VINYL PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance, December 31, 2013	22,564,000	$2,256	$11,298	$(348,757)	$(335,203)
Net loss for the twelve months ended December 31, 2014				(80,057)	(80,057)
Balance, December 31, 2014	22,564,000	$2,256	$11,298	$(428,814)	$(415,260)
Net loss for the three months ended March 31, 2015				(27,284)	(27,284)
Balance, March 31, 2015	22,564,000	$2,256	$11,298	$(456,098)	$(442,544)

See notes to financial statements

CROWD SHARES AFTERMARKET, INC.

FORMERLY VINYL PRODUCTS, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ending March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(27,284)	$(28,678)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of original issue discount	2,311	0
Depreciation and amortization	1,164	1,164
Changes in:
Accounts payable	8,424	5,039
Accrued interest, related party	1,356	928
Accrued interest, note payable	5,301	5,301
Accrued expenses and other current liabilities	840	2,068
Net cash (used in) operating activities	(7,888)	(14,178)

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment
Net cash provided by (used in) investing activities

CASH FLOWS FROM FINANCING ACTIVITIES
Payments to related parties		(9,100)
Proceeds from related parties	1,000	14,659
Proceeds from Notes Payable, Net of Original Issue Discount	8,000
Net cash provided by financing activities	9,000	5,559

NET INCREASE (DECREASE) IN CASH	1,112	(8,619)

CASH AND CASH EQUIVALENTS, beginning of the period	3,148	11,086

CASH AND CASH EQUIVALENTS, end of period	$4,260	$2,467

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$0	$0
Income taxes	800	0

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

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

Brackin O’Connor Transaction

On December 31, 2010, the Company entered into a definitive agreement to acquire all of the membership interests in Brackin O’Connor, LLC (“Brackin O’Connor”). Brackin O’Connor operates a passenger transportation business. Its initial operations are focused on servicing the tourism industry in Scottsdale, Arizona. The Company agreed to issue 20,000,000 shares of its common stock to the members of Brackin O’Connor in exchange for the membership interests in Brackin O’Connor (the “Equity Exchange”). On April 25, 2015, the Company entered into a definitive agreement to sell its membership interests in Brackin O’Connor in exchange for a total of $25,000 in Notes due to the Company on April 24, 2016. With the sale of its membership interests in Brackin O’Connor, the Company has exited the passenger transportation business.

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

On April 8, 2011, the Company entered into a Promissory note with Doug Brackin for a total of $62,500. The promissory note was not paid by the maturity date of July 31, 2011, and accordingly, the note started to accrue compounding interest at 1.25% per month effective August 1, 2011. Interest expense totaled $587 for the three months ended March 31, 2015, respectively. The Company made a partial principal payment in the amount of $50,000 in July 2013. See Note 4 for further discussion.

Business Overview of Brackin O’Connor

Since its establishment until September 2009, Brackin O’Connor has been principally engaged in the drinking lounge business. In 2010, Brackin O’Connor changed focus and entered the passenger transportation business commonly referred to as a chauffeured vehicle service. Its initial operations are focused on servicing the tourism industry in Scottsdale, Arizona under the brand name of “Ride The Dougie”. Brackin O’Connor provides chauffeured vehicle service for concerts, weddings, airport shuttles, business and association meetings, conventions, road shows, promotional tours, special events, incentive travel and leisure travel and mobile concierge services. On April 25, 2015, the Company entered into a definitive agreement to sell its membership interests in Brackin O’Connor in exchange for a total of $25,000 in Notes due to the Company on April 24, 2016. With the sale of its membership interests in Brackin O’Connor, the Company has exited the passenger transportation business.

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

The business model utilizes a platform service or listing fee structure, and does not contemplate a transaction or success fee component. This may change as the regulatory environment evolves in the US, and globally, but for now a simple service-fee model has been established. The Company began generating revenue for its SCF business unit during the year ended December 31, 2014.

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

Going Concern

The Company’s financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America, and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company incurred a net loss from continuing operations of $27,284 during the three months ending March 31, 2015 and an accumulated deficit of $456,098 since inception. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

Cash and Cash Equivalents

Cash and equivalents include investments with initial maturities of three months or less. The Company maintains its cash balances at credit-worthy financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. Deposits with these banks may exceed the amount of insurance provided on such deposits; however, these deposits typically may be redeemed upon demand and, therefore, bear minimal risk. The Company did not have any cash equivalents at March 31, 2015 or December 31, 2014.

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

No provision for federal income taxes has been recorded due to the net operating loss carry forwards totaling approximately $403,500 as of March 31, 2015 that will be offset against future taxable income. The available net operating loss carry forwards of approximately $403,500 will expire in various years through 2035. No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance the carry forwards will expire unused. The income tax benefit differs from the amount computed by applying the US federal income tax rate of 35% to net loss before income taxes for the quarter ended March 31, 2015 and 2014 and had no uncertain tax positions as at March 31, 2015 and 2014.

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

No assets were valued at fair value on a recurring or non-recurring basis as of March 31, 2015 or December 31, 2014, respectively.

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

In June 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-10, “Development Stage Entities”. The amendments in this update remove the definition of a development stage entity from the Master Glossary of the ASC thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The amendments in this update are applied retrospectively. The early adoption of ASU 2014-10 is permitted which removed the development stage entity financial reporting requirements from the Company.

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

NOTE 3—PROPERTY, PLANT AND EQUIPMENT

Components of property, plant and equipment were as follows:

	March 31, 2015	December 31, 2014
Vehicles	$23,243	$23,243
Total property, plant and equipment	23,243	23,243

Less: accumulated depreciation	(20,168)	(19,004)

Property, plant and equipment, net	$3,075	$4,239

Depreciation expense totaled $1,164 and $1,164 for the three months ended March 31, 2015 and 2014, respectively. The Company’s parent Company has issued a promissory note and this promissory note is secured by a vehicle owned by Brackin O’Connor.

NOTE 4—NOTES PAYABLE

On April 8, 2011, the Company entered into a Promissory note with Doug Brackin for a total of $62,500. The promissory note was not paid by the maturity date of July 31, 2011, and accordingly, the note started to accrue compounding interest at 1.25% per month effective August 1, 2011. The Company paid back $50,000 in July of 2013, leaving a balance due to Mr. Brackin of $12,500 due as of March 31, 2015. Interest expense and accrued interest totaled $587 and $25,720 for the three months ended March 31, 2015.

The total outstanding advance balance from Cardiff Partners, LLC to the Company at March 31, 2015 was $26,309. During the three months ended March 31, 2015 Cardiff Partners, LLC advanced the Company $1,000, and the Company paid back $0 of previous advances to Cardiff Partners. The advance bears interest at a rate of 1% per month. Interest expense and accrued interest totaled $770 and $14,222 for the three months ended March 31, 2015.

During the three months ended March 31, 2015, Doug Brackin, the Company’s Chief Executive Officer, did not advance the Company additional money. The principal balance due to Mr. Brackin is $0. The advance bears interest at a rate of 1% per month. Interest expense totaled $0 for the three months ended March 31, 2015. As of March 31, 2015, $4,469 in accrued interest remains outstanding.

On June 14, 2013, the Company entered into a Promissory note for a total of $215,000 due on December 31, 2014. The promissory note started to accrue compound interest at 1.0% per month. Interest expense and accrued interest totaled $5,301 and $38,700 for the three months ended March 31, 2015. The promissory note was not paid by the maturity date of December 31, 2014 and is in default.

On February 7, 2015, the Company issued and sold a $12,000 Note due May 7, 2015. The proceeds to the Company were $8,000 and the Company recorded an Original Issue Discount (“OID”) of $4,000 which will be amortized over the life of the note. Interest expense totaled $2,311 during the three months ended March 31, 2015. The unamortized OID balance at March 31, 2015 was $1,689. The unamortized OID was recorded as a discount to the note.

NOTE 5—STOCKHOLDERS’ EQUITY

The Company is authorized to issue 100,000,000 shares of $.0001 par value common stock, and had 22,564,000 and 22,564,000 shares outstanding at March 31, 2015 and December 31, 2014, respectively.

The Company is authorized to issue 10,000,000 shares of $.0001 par value preferred stock. The Company has never issued any shares of preferred stock.

The Company did not record any stock based compensation charges during the quarter ended March 31, 2015 and March 31, 2014.

NOTE 6—COMMITMENTS AND CONTINGENCIES

Contingencies

The Company is not currently a party to any pending or threatened legal proceedings. Based on information currently available, management is not aware of any matters that would have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

NOTE 7—RELATED PARTY TRANSACTIONS

On April 8, 2011, the Company entered into a Promissory note with Doug Brackin for a total of $62,500. The promissory note was not paid by the maturity date of July 31, 2011, and accordingly, the note started to accrue compounding interest at 1.25% per month effective August 1, 2011. The Company paid back $50,000 in July of 2013, leaving a balance due to Mr. Brackin of $12,500 due as of March 31, 2015. Interest expense and accrued interest totaled $587 and $25,720 for the three months ended March 31, 2015.

The total outstanding advance balance from Cardiff Partners, LLC to the Company at March 31, 2015 was $26,309. During the three months ended March 31, 2015, Cardiff Partners, LLC advanced the Company $1,000, and the Company paid back $0 of previous advances to Cardiff Partners. The advance bears interest at a rate of 1% per month. Interest expense and accrued interest totaled $770 and $14,222 for the three months ended March 31, 2015.

During the three months ended March 31, 2015, Doug Brackin, the Company’s Chief Executive Officer, did not advance the Company additional money. The Company paid back $8,818 of previous advances owed to Mr. Brackin, leaving a balance due to Mr. Brackin of $0 in 2014. The advance bears interest at a rate of 1% per month. Interest expense totaled $0 for the three months ended March 31, 2015. As of March 31, 2015 $4,469 in accrued interest remains outstanding.

NOTE 8—SUBSEQUENT EVENTS

On April 25, 2015, the Company entered into a definitive agreement to sell its membership interests in Brackin O’Connor in exchange for a total of $25,000 in Notes due to the Company on April 24, 2016. With the sale of its membership interests in Brackin O’Connor, the Company has exited the passenger transportation business.

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

On April 25, 2015, the Company entered into a definitive agreement to sell its membership interests in Brackin O’Connor in exchange for a total of $25,000 in Notes due to the Company on April 24, 2016. With the sale of its membership interests in Brackin O’Connor, the Company has exited the passenger transportation business.

Recent Developments Affecting the Company

Securities Crowdfunding

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

The business model utilizes a platform service or listing fee structure, and does not contemplate a transaction or success fee component. This may change as the regulatory environment evolves in the US, and globally, but for now a simple service-fee model has been established. The Company began generating revenue for its SCF business unit during the quarter ended December 31, 2013.

Results of Operations

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

Revenue

Revenues totaled $1,650 for the three months ended March 31, 2015 versus $1,650 in the comparable period in the prior year.

Cost of Revenue

Cost of revenue consists of depreciation expense for the Company’s transportation vehicles as well as other direct costs of providing services. Cost of revenue totaled $1,164 for the three months ended March 31, 2015 versus $1,164 in the comparable period of the prior year.

Marketing Expenses

Marketing expenses totaled $0 for the three months ended March 31, 2015 compared to $0 in the comparable period of the prior year.

General and Administrative Expenses

General and administrative expenses totaled $18,801 for the three months ended March 31, 2015 compared to $22,935 for the three months ended March 31, 2014. The current period expenses are primarily comprised of $17,447 of professional fees as well as other general and administrative expenses.

Other Expenses

Other expense totaled $8,969 for the three months ended March 31, 2015 compared to $6,229 for the three months ended March 31, 2014. The current period expenses are comprised of $8,969 of interest expense.

Net Loss

Net loss totaled $27,284 for the three months ended March 31, 2015 due primarily to general and administrative expenses discussed above which exceeded gross profits generated. Net loss totaled $28,678 for the three months ended March 31, 2014.

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming that we will continue as a going concern. As shown in the accompanying financial statements, we incurred losses of $27,284 for the three months ended March 31, 2015 and have an accumulated deficit of $456,098 at March 31, 2015. At March 31, 2015, we had cash of $4,260.

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

As of March 31, 2015, the Company had $215,000 in Convertible Notes outstanding.

Our current funding is sufficient to continue our operations for the remainder of the fiscal year ending December 31, 2015, however, we will require additional debt and/or equity financing to continue our operation beyond December 31, 2015. We cannot provide any assurances that additional financing will be available to us or, if available, may not be available on acceptable terms.

On February 7, 2015, the Company issued and sold a $12,000 Note due May 7, 2015. The proceeds to the Company were $8,000 and the Company recorded an Original Issue Discount (“OID”) of $4,000 which will be amortized over the life of the note. The unamortized OID balance at March 31, 2015 was $1,689. The unamortized OID was recorded as a discount to the note.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15 (e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2015, and this assessment identified certain material weakness in our internal control over financial reporting, including material weaknesses due to our management’s lack of segregation of duties in financial transactions or reporting as a result of the fact that we only have two officers. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

Based on that evaluation, management concluded that our internal control over financial reporting was not effective as of March 31, 2015.

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

On February 7, 2015, the Company issued and sold a $12,000 Note due May 7, 2015. The proceeds to the Company were $8,000 and the Company recorded an Original Issue Discount (“OID”) of $4,000 which will be amortized over the life of the note. The unamortized OID balance at March 31, 2015 was $1,689. The unamortized OID was recorded as a discount to the note. The securities in the offering have not been registered under the Securities Act or any state “blue sky” securities laws, and may not be offered or sold absent registration or an applicable exemption from the registration requirements of the Securities Act and applicable state securities laws.

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

* – Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 19th day of May, 2015.

CROWD SHARES AFTERMARKET, INC.

By:	/s/ Doug Brackin
Doug Brackin
Chief Executive Officer (Principal Executive Officer)

