Form 10-Q
period 2015-06-30
Crowd Shares Aftermarket, Inc.
filed 2015-08-21
CIK 1409014

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number: 000-52769

CROWD SHARES AFTERMARKET, INC.

(Exact Name of Registrant as Specified in its Charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	26-0295367 (I.R.S. Employer Identification No.)

898 N Sepulveda, Suite 400 El Segundo, CA (Address of Principal Executive Offices)	90245 (Zip Code)

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

Yes [  ]    No [X]

As of August 21, 2015, 22,564,000 shares of the registrant’s common stock were outstanding.

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.

CROWD SHARES AFTERMARKET, INC.

FORMERLY VINYL PRODUCTS, INC,

Part I

FINANCIAL INFORMATION

Item 1. Financial Statements.

CROWD SHARES AFTERMARKET, INC.

FORMERLY VINYL PRODUCTS, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2015	December 31, 2014
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$2	$1
Accounts Receivable	2,500	-
Discontinued Assets
Cash and cash equivalents	-	3,147
TOTAL CURRENT ASSETS	$2,502	$3,148

Discontinued Assets
Property, plant and equipment, net of accumulated depreciation	-	4,239
TOTAL ASSETS	$2,502	$7,387

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$107,412	$93,134
Due to related parties	21,309	25,309
Accrued interest, related parties	32,829	43,055
Accrued interest, note payable	44,060	33,399
Note payable, other, net of original issue discount	12,000	-
Note payable, related party, in default	-	12,500
Convertible notes payable, in default	215,000	215,000
Discontinued liabilities associated with discontinued assets
Accrued expenses and other current liabilities	-	250
TOTAL CURRENT LIABILITIES	$432,610	$422,647

TOTAL LIABILITIES	432,610	422,647

STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding at June 30, 2015 and December 31, 2014
Common stock, $0.0001 par value; 100,000,000 shares authorized; 22,564,000 shares issued and outstanding at June 30, 2015 and December 31, 2014	2,256	2,256
Additional paid-in capital	29,133	11,298
Accumulated deficit	(461,497)	(428,814)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(430,108)	(415,260)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$2,502	$7,387

See notes to financial statements

CROWD SHARES AFTERMARKET, INC.

FORMERLY VINYL PRODUCTS, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ending		Six Months Ending
	June 30		June 30
	2015	2014	2015	2014
Revenue	$14,200	$-	$14,200	$-

Operating expenses	11,860	14,418	$29,976	$36,648

Total operating expenses	$11,860	$14,418	$29,976	$36,648

Net operating income (loss)	$2,340	$(14,418)	$(15,776)	$(36,648)

Interest expense	(7,967)	(6,603)	(16,936)	(12,832)

Loss from Continuing Operations	$(5,626)	$(21,021)	$(32,712)	$(49,480)
Gain (loss) from Discontinued Operations	227	(272)	29	(491)
Net income (loss)	$(5,400)	$(21,293)	$(32,683)	$(49,971)

Basic and diluted income (loss) per share from continuing operations	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Basic and diluted income (loss) per share from discontinued operations	$0.00	$(0.00)	$0.00	$(0.00)
Basic and diluted net income (loss) per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding:
Basic	22,564,000	22,564,000	22,564,000	22,564,000
Diluted	22,564,000	22,564,000	22,564,000	22,564,000

See notes to financial statements

CROWD SHARES AFTERMARKET, INC.

FORMERLY VINYL PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance, December 31, 2013	22,564,000	$2,256	$11,298	$(348,757)	$(335,203)

Net loss for the twelve months ended December 31, 2014	-	-	-	(80,057)	(80,057)
Balance, December 31, 2014	22,564,000	$2,256	$11,298	$(428,814)	$(415,260)

Additional Paid-In Capital from Related Party for Gain on Sale of Assets	-	-	17,835	-	17,835
Net loss for the six months ended June 30, 2015	-	-	-	(32,683)	(32,683)
Balance, June 30, 2015	22,564,000	$2,256	$29,133	$(461,497)	$(430,108)

See notes to financial statements

CROWD SHARES AFTERMARKET, INC.

FORMERLY VINYL PRODUCTS, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ending
	June 30
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(32,683)	$(49,971)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of original issue discount	4,000	-
Depreciation and amortization	1,487	2,328
Changes in:
Accounts receivable	(2,500)	-
Accounts payable	14,278	17,178
Accrued interest, related party	2,274	930
Accrued interest, note payable	10,661	10,720
Accrued expenses and other current liabilities	(250)	(432)
Net cash (used in) operating activities	(2,733)	(19,247)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash reduction due to related party sale	(4,413)	-
Net cash provided by (used in) investing activities	(4,413)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Payments to related parties	(5,000)	(13,109)
Proceeds from related parties	1,000	22,519
Proceeds from Notes Payable, Net of Original Issue Discount	8,000	-
Net cash provided by financing activities	4,000	9,410

NET INCREASE (DECREASE) IN CASH	(3,146)	(9,837)

CASH AND CASH EQUIVALENTS, beginning of the period	3,148	11,086

CASH AND CASH EQUIVALENTS, end of period	$2	$1,249

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$-	$1,182
Income taxes	800	-

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Related party contribution	$25,000	$-

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

Brackin O’Connor, LLC was formed as an Arizona limited liability company in February, 2005. In 2010, Brackin O’Connor entered the passenger transportation business commonly referred to as a chauffeured vehicle service.

On April 8, 2011, the Company entered into a Promissory note with Doug Brackin for a total of $62,500. The promissory note was not paid by the maturity date of July 31, 2011, and accordingly, the note started to accrue compounding interest at 1.25% per month effective August 1, 2011. Interest expense totaled $593 and $1,180 for the three and six months ended June 30, 2015, respectively. The Company made a partial principal payment in the amount of $50,000 in July 2013.

On April 25, 2015, the Company entered into a definitive agreement to sell all of the membership interests in Brackin O’Connor, LLC to the original members of Brackin O’Connor, LLC for $25,000 which was used to reduce the outstanding Note Payable and accrued interest due to Doug Brackin, the Company’s CEO. Please refer to Note 8 – DISCONTINUED OPERATIONS.

Business Overview

The Company’s business operations support securities crowdfunding (“SCF”) activities. SCF in its simplest terms, is a global movement towards broadening the investor base in small businesses by lowering accreditation standards of investors and changing the rules around the marketing of investment opportunities. Steven Case, the former AOL exec, often quips that “an average middle class person can go to Vegas and gamble away $10,000, but that same person can’t invest $10,000 in Facebook before its public.” The SCF movement seeks to change this paradigm.

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

The Company earns revenue by providing outsourced SCF services including developing marketing programs for companies looking to utilize technology to reach a broader potential investor base. The Company’s business does not contemplate a transaction or success fee component.

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

Going Concern

The Company’s financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America, and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company incurred a net loss from continuing operations of $32,683 during the six months ending June 30, 2015 and an accumulated deficit of $461,497 since inception. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

Cash and Cash Equivalents

Cash and equivalents include investments with initial maturities of three months or less. The Company maintains its cash balances at credit-worthy financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. Deposits with these banks may exceed the amount of insurance provided on such deposits; however, these deposits typically may be redeemed upon demand and, therefore, bear minimal risk. The Company did not have any cash equivalents at June 30, 2015 or December 31, 2014.

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

Revenue Recognition

The Company recognizes revenue in accordance with accounting principles generally accepted in the United States of America. The Company’s current revenue stream consists of fee for services provided. Such revenue is recognized when the services are performed.

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

No provision for federal income taxes has been recorded due to the net operating loss carry forwards totaling approximately $429,057 as of June 30, 2015 that will be offset against future taxable income. The available net operating loss carry forwards of approximately $429,000 will expire in various years through 2035. No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance the carry forwards will expire unused. The income tax benefit differs from the amount computed by applying the US federal income tax rate of 35% to net loss before income taxes for the period ended June 30, 2015 and December 31, 2014 and had no uncertain tax positions as of June 30, 2015 and December 31, 2014.

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

No assets were valued at fair value on a recurring or non-recurring basis as of June 30, 2015 or December 31, 2014, respectively.

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

In June 2014, the FASB issued ASU 2014-10, “Development Stage Entities”. The amendments in this update remove the definition of a development stage entity from the Master Glossary of the ASC thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had` been in the development stage. The amendments in this update are applied retrospectively. The early adoption of ASU 2014-10 is permitted which removed the development stage entity financial reporting requirements from the Company.

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

NOTE 3—PROPERTY, PLANT AND EQUIPMENT

Components of property, plant and equipment were as follows:

	June 30, 2015	December 31, 2014

Vehicles	$-	$23,243
Total property, plant and equipment	-	23,243

Less: accumulated depreciation	-	(19,004)

Property, plant and equipment, net	$-	$4,239

Depreciation expense totaled $1,487 and $2,328 for the three months ended June 30, 2015 and 2014, respectively.

On April 25, 2015, the Company entered into a definitive agreement to sell all of the membership interests in Brackin O’Connor, LLC to the original members of Brackin O’Connor, LLC, a related party. The sale included the Company’s vehicle. The vehicle cost of $23,247 less accumulated depreciation of $20,491 was recorded to additional paid in capital.

NOTE 4—DEBT

On April 8, 2011, the Company entered into a Promissory note with Doug Brackin for a total of $62,500. The promissory note was not paid by the maturity date of July 31, 2011, and accordingly, the note started to accrue compounding interest at 1.25% per month effective August 1, 2011. The Company paid back $50,000 in July of 2013. On April 25, 2015, the Company entered into a definitive agreement to sell all of the membership interests in Brackin O’Connor, LLC to the original members of Brackin O’Connor, LLC for $25,000 which was used to fully pay the remaining Note Payable principal balance and reduced accrued interest on the Promissory Note to $13,383. Interest expense totaled $750 for the six months ended June 30, 2015.

The total outstanding advance balance from Cardiff Partners, LLC to the Company at June 30, 2015 was $21,309. During the six months ended June 30, 2015 Cardiff Partners, LLC advanced the Company $1,000, and the Company paid back $5,000 of previous advances to Cardiff Partners. The advance bears interest at a rate of 1% per month. Interest expense and accrued interest totaled $1,525 and $14,977 for the six months ended June 30, 2015.

During the six months ended June 30, 2015, Doug Brackin, the Company’s Chief Executive Officer, did not advance the Company additional money. The principal balance due to Mr. Brackin was $0. The advance bears interest at a rate of 1% per month. Interest expense totaled $0 for the six months ended June 30, 2015. As of June 30, 2015 $4,469 in accrued interest remains outstanding.

On June 14, 2013, the Company entered into a Promissory note for a total of $215,000 due on December 31, 2014. The promissory note started to accrue compound interest at 1.0% per month. Interest expense and accrued interest totaled $10,622 and $44,060 for the six months ended June 30, 2015. The promissory note was not paid by the maturity date of December 31, 2014 and is in default.

On February 7, 2015, the Company issued and sold a $12,000 Note due May 7, 2015. The proceeds to the Company were $8,000 and the Company recorded an Original Issue Discount (“OID”) of $4,000 which will be amortized over the life of the note. Interest expense totaled $4,000 during the six months ended June 30, 2015. The unamortized OID balance at June 30, 2015 was $ 0.

NOTE 5—STOCKHOLDERS’ EQUITY

The Company is authorized to issue 100,000,000 shares of $0.0001 par value common stock, and had 22,564,000 and 22,564,000 shares outstanding at June 30, 2015 and December 31, 2014, respectively.

The Company is authorized to issue 10,000,000 shares of $0.0001 par value preferred stock. The Company has never issued any shares of preferred stock.

The Company did not record any stock based compensation charges during the periods ended June 30, 2015 and December 31, 2014.

NOTE 6—COMMITMENTS AND CONTINGENCIES

Contingencies

The Company is not currently a party to any pending or threatened legal proceedings. Based on information currently available, management is not aware of any matters that would have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

NOTE 7—RELATED PARTY TRANSACTIONS

On April 8, 2011, the Company entered into a Promissory note with Doug Brackin for a total of $62,500. The promissory note was not paid by the maturity date of July 31, 2011, and accordingly, the note started to accrue compounding interest at 1.25% per month effective August 1, 2011. The Company paid back $50,000 in July of 2013. On April 25, 2015, the Company entered into a definitive agreement to sell all of the membership interests in Brackin O’Connor, LLC to the original members of Brackin O’Connor, LLC for $25,000 which was used to fully pay the remaining Note Payable principal balance and reduced accrued interest on the Promissory Note to $13,383. Interest expense totaled $750 for the six months ended June 30, 2015.

The total outstanding advance balance from Cardiff Partners, LLC to the Company at June 30, 2015 was $21,309. During the six months ended June 30, 2015, Cardiff Partners, LLC advanced the Company $1,000, and the Company paid back $5,000 of previous advances to Cardiff Partners. The advance bears interest at a rate of 1% per month. Interest expense and accrued interest totaled $1,525 and $14,977 for the six months ended June 30, 2015.

During the six months ended June 30, 2015, Doug Brackin, the Company’s Chief Executive Officer, did not advance the Company additional money. The Company paid back $8,818 of previous advances owed to Mr. Brackin, leaving a balance due to Mr. Brackin of $0 in 2014. The advance bears interest at a rate of 1% per month. Interest expense totaled $0 for the six months ended June 30, 2015. As of June 30, 2015 $4,469 in accrued interest remains outstanding.

NOTE 8—DISCONTINUED OPERATIONS

On April 25, 2015, the Company entered into a definitive agreement to sell all of the membership interests in Brackin O’Connor, LLC to the original members of Brackin O’Connor, LLC (“Brackin”), a related party for $25,000 which was used to pay the remaining Note Payable principal balance and reduce the accrued interest on the Promissory Note to $13,383.

The assets and liabilities of the Company were segregated in the balance sheet and appropriately labeled as discontinued. The components of the discontinued assets and liabilities as of April 25, 2015 were as follows:

Cash	$4,413
Fixed Assets	$23,243
Less: Accumulated Depreciation	$(20,491)
Reduction in Note Payable and Accrued Interest	$25,000

The net amount of the components of the discontinued assets and liabilities as of April 25, 2015 totaled $17,835 and were record to additional paid in capital.

As of the Company’s sale, income and expenses are netted in the income statement and appropriately labeled as discontinued operations. The results of discontinued operations are presented in the schedule below:

	Three Months Ending		Six Months Ending
	June 30		June 30
	2015	2014	2015	2014
Gain (loss) from Discontinued Operations
Revenue	$550	$1,650	$2,200	$3,300
Less: Depreciation	323	1,164	1,487	2,328
Less: Operating Expenses	-	758	684	1,463
Gain (loss) from Discontinued Operations	$227	$(272)	$29	$(491)

NOTE 9—SUBSEQUENT EVENTS

There have been no subsequent events as of the date of this filing.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Business Overview

The Company’s business operations support securities crowdfunding (“SCF”) activities. SCF in its simplest terms, is a global movement towards broadening the investor base in small businesses by lowering accreditation standards of investors and changing the rules around the marketing of investment opportunities. Steven Case, the former AOL exec, often quips that “an average middle class person can go to Vegas and gamble away $10,000, but that same person can’t invest $10,000 in Facebook before its public.” The SCF movement seeks to change this paradigm.

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

The Company earns revenue by providing outsourced SCF services including developing marketing programs for companies looking to utilize technology to reach a broader potential investor base. The Company’s business does not contemplate a transaction or success fee component.

The SCF industry is growing at a rapid pace and with regulatory changes promises to significantly enhance the access by lower middle market (“LMM”) companies to financing and investor access to private placements.

Results of Operations

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

Revenue

Revenues totaled $14,200 for the three months ended June 30, 2015 versus $0 in the comparable period in the prior year. The decrease in revenue was as a result of the Company’s discontinued operations (Please refer to Note 8 – DISCONTINUED OPERATIONS).

General and Administrative Expenses

General and administrative expenses totaled $11,860 for the three months ended June 30, 2015 compared to $14,418 for the three months ended June 30, 2015. The current period expenses are primarily comprised of $8,439 of professional fees as well as other general and administrative expenses.

Other Expenses

Other expense totaled $7,967 for the three months ended June 30, 2015 compared to $6,603 for the three months ended June 30, 2014. Other expenses are comprised of interest expense.

Net Loss

Net loss totaled $5,400 for the three months ended June 30, 2015 due primarily to the professional fees. Net loss totaled $21,293 for the three months ended June 30, 2014.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

Revenue

Revenues totaled $14,200 for the six months ended June 30, 2015 versus $0 in the comparable period in the prior year. The decrease in revenue was as a result of the Company’s discontinued operations (Please refer to Note 8 – DISCONTINUED OPERATIONS).

General and Administrative Expenses

General and administrative expenses totaled $29,976 for the six months ended June 30, 2015 compared to $36,648 for the six months ended June 30, 2014. The current period expenses are primarily comprised $25,886 in professional fees, as well as other general and administrative expenses. Expenses for the six months ended June 30, 2014 were primarily comprised of $24,840 of professional fees, as well as other general and administrative expenses.

Other Expenses

Other expense totaled $16,936 for the six months ended June 30, 2015 compared to $12,832 for the six months ended June 30, 2014. The current period expenses are primarily comprised of $16,936 of interest expense.

Net Loss

Net loss totaled $32,683 for the six months ended June 30, 2015 due primarily to the general and administrative expenses discussed above. Net loss totaled $49,971 for the six months ended June 30, 2014.

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming that we will continue as a going concern. As shown in the accompanying financial statements, we incurred losses of $32,683 for the six months ended June 30, 2015 and have an accumulated deficit of $461,497 at June 30, 2015. At June 30, 2015, we had cash of $2.

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

As of June 30, 2015, the Company had $215,000 in Convertible Notes outstanding.

On February 7, 2015, the Company issued and sold a $12,000 Note due May 7, 2015. The proceeds to the Company were $8,000 and the Company recorded an Original Issue Discount (“OID”) of $4,000 which will be amortized over the life of the note. Interest expense totaled $4,000 during the six months ended June 30, 2015. The unamortized OID balance at June 30, 2015 was $ 0.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2015, and this assessment identified certain material weakness in our internal control over financial reporting, including material weaknesses due to our management’s lack of segregation of duties in financial transactions or reporting as a result of the fact that we only have two officers. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

Based on that evaluation, management concluded that our internal control over financial reporting was not effective as of June 30, 2015.

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

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit No.	Description

21.1*	Subsidiaries of Registrant

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation

101.DEF*	XBRL Taxonomy Extension Definition

101.LAB*	XBRL Taxonomy Extension Labels

101.PRE*	XBRL Taxonomy Extension

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 21st day of August, 2015.

CROWD SHARES AFTERMARKET, INC.

By:	/s/ Doug Brackin
Doug Brackin
Chief Executive Officer
(Principal Executive Officer)

