Form 10-Q
period 2015-09-30
Crowd Shares Aftermarket, Inc.
filed 2015-11-13
CIK 1409014

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Yes [  ] No [X]

As of November 13, 2015, 22,564,000 shares of the registrant’s common stock were outstanding.

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.

CROWD SHARES AFTERMARKET, INC.

FORMERLY VINYL PRODUCTS, INC,

Part I

FINANCIAL INFORMATION

Item 1. Financial Statements.

CROWD SHARES AFTERMARKET, INC.

FORMERLY VINYL PRODUCTS, INC.

BALANCE SHEETS

(Unaudited)

	September 30, 2015	December 31, 2014
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$2	$1
Discontinued Assets
Cash and cash equivalents	-	3,147
TOTAL CURRENT ASSETS	$2	$3,148

Discontinued Assets
Property, plant and equipment, net of accumulated depreciation	-	4,239
TOTAL ASSETS	$2	$7,387

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$116,911	$93,134
Due to related parties	11,309	25,309
Accrued interest, related parties	33,412	43,055
Accrued interest, note payable	49,479	33,399
Note payable, other, net of original issue discount, in default	12,000	-
Note payable, related party, in default	-	12,500
Promissory notes payable, in default	215,000	215,000
Discontinued liabilities associated with discontinued assets
Accrued expenses and other current liabilities	-	250
TOTAL CURRENT LIABILITIES	$438,111	$422,647

TOTAL LIABILITIES	438,111	422,647

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding at September 30, 2015 and December 31, 2014	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized; 22,564,000 shares issued and outstanding at September 30, 2015 and December 31, 2014	2,256	2,256
Additional paid-in capital	29,133	11,298
Accumulated deficit	(469,498)	(428,814)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(438,109)	(415,260)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$2	$7,387

See notes to financial statements

CROWD SHARES AFTERMARKET, INC.
FORMERLY VINYL PRODUCTS, INC.

STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ending September 30,		Nine Months Ending September 30,
	2015	2014	2015	2014
Revenue	$7,500	$-	$21,700	$-

Operating expenses	9,500	7,937	$39,475	$44,585

Total operating expenses	$9,500	$7,937	$39,475	$44,585

Net operating income (loss)	$(2,000)	$(7,937)	$(17,775)	$(44,585)

Interest expense	(6,002)	(6,899)	(22,938)	(19,731)

Loss from Continuing Operations	$(8,002)	$(14,836)	$(40,713)	$(64,316)
Gain (loss) from Discontinued Operations	-	(262)	29	(753)
Net income (loss)	$(8,002)	$(15,098)	$(40,684)	$(65,069)

Basic and diluted income (loss) per share from continuing operations	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Basic and diluted income (loss) per share from discontinued operations	$0.00	$(0.00)	$0.00	$(0.00)
Basic and diluted net income (loss) per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding:
Basic	22,564,000	22,564,000	22,564,000	22,564,000
Diluted	22,564,000	22,564,000	22,564,000	22,564,000

See notes to financial statements

CROWD SHARES AFTERMARKET, INC.

FORMERLY VINYL PRODUCTS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance, December 31, 2014	22,564,000	$2,256	$11,298	$(428,814)	$(415,260)

Additional Paid-In Capital from Related Party for Gain on Sale of Assets	-	-	17,835	-	17,835
Net loss for the nine months ended September 30, 2015	-	-	-	(40,684)	(40,684)

Balance, September 30, 2015	22,564,000	$2,256	$29,133	$(469,498)	$(438,109)

See notes to financial statements

CROWD SHARES AFTERMARKET, INC.

FORMERLY VINYL PRODUCTS, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ending
	September 30
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(40,684)	$(65,069)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of original issue discount	4,000	-
Depreciation and amortization	1,487	3,492
Changes in:
Accounts payable	23,777	18,786
Accrued interest, related party	2,857	2,304
Accrued interest, note payable	16,080	16,139
Accrued expenses and other current liabilities	(250)	(433)
Net cash provided by (used in) operating activities	7,267	(24,781)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash reduction due to related party sale	(4,413)	-
Net cash provided by (used in) investing activities	(4,413)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Payments to related parties	(15,000)	(13,109)
Proceeds from related parties	1,000	28,901
Proceeds from Notes Payable, Net of Original Issue Discount	8,000	-
Net cash provided (used in) by financing activities	(6,000)	15,792

NET INCREASE (DECREASE) IN CASH	(3,146)	(8,989)

CASH AND CASH EQUIVALENTS, beginning of the period	3,148	11,086

CASH AND CASH EQUIVALENTS, end of period	$2	$2,097

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$-	$1,182
Income taxes	800	-

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Related party contribution	$25,000	$-

See notes to financial statements

CROWD SHARES AFTERMARKET, INC.

FORMERLY VINYL PRODUCTS, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – BACKGROUND AND ORGANIZATION

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

On April 8, 2011, the Company entered into a Promissory note with Doug Brackin for a total of $62,500. The promissory note was not paid by the maturity date of July 31, 2011, and accordingly, the note started to accrue compounding interest at 1.25% per month effective August 1, 2011. Interest expense totaled $0 and $750 for the three and nine months ended September 30, 2015, respectively. The Company made a partial principal payment in the amount of $50,000 in July 2013 and a $25,000 payment in April, 2015, paying off the balance and partial interest.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Going Concern

The Company’s financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America, and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company incurred a net loss from continuing operations of $40,684 during the nine months ending September 30, 2015 and an accumulated deficit of $469,498 since inception. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

Cash and Cash Equivalents

Cash and equivalents include investments with initial maturities of three months or less. The Company maintains its cash balances at credit-worthy financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. Deposits with these banks may exceed the amount of insurance provided on such deposits; however, these deposits typically may be redeemed upon demand and, therefore, bear minimal risk. The Company did not have any cash equivalents at September 30, 2015 or December 31, 2014.

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

No provision for federal income taxes has been recorded due to the net operating loss carry forwards totaling approximately $437,058 as of September 30, 2015 that will be offset against future taxable income. The available net operating loss carry forwards of approximately $437,000 will expire in various years through 2035. No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance the carry forwards will expire unused. The income tax benefit differs from the amount computed by applying the US federal income tax rate of 35% to net loss before income taxes for the period ended September 30, 2015 and December 31, 2014 and had no uncertain tax positions as of September 30, 2015 and December 31, 2014.

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

No assets or liabilities were valued at fair value on a recurring or non-recurring basis as of September 30, 2015 or December 31, 2014, respectively.

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

NOTE 3 – PROPERTY, PLANT AND EQUIPMENT

Components of property, plant and equipment were as follows:

	September 30, 2015	December 31, 2014

Vehicles	$-	$23,243
Total property, plant and equipment	-	23,243

Less: accumulated depreciation	-	(19,004)

Property, plant and equipment, net	$-	$4,239

Depreciation expense totaled $1,487 and $3,492 for the nine months ended September 30, 2015 and 2014, respectively.

On April 25, 2015, the Company entered into a definitive agreement to sell all of the membership interests in Brackin O’Connor, LLC to the original members of Brackin O’Connor, LLC, a related party. The sale included the Company’s vehicle. The vehicle cost of $23,247 less accumulated depreciation of $20,491 was recorded to additional paid in capital.

NOTE 4 – DEBT

On April 8, 2011, the Company entered into a Promissory note with Doug Brackin for a total of $62,500. The promissory note was not paid by the maturity date of July 31, 2011, and accordingly, the note started to accrue compounding interest at 1.25% per month effective August 1, 2011. The Company paid back $50,000 in July of 2013. On April 25, 2015, the Company entered into a definitive agreement to sell all of the membership interests in Brackin O’Connor, LLC to the original members of Brackin O’Connor, LLC for $25,000 which was used to fully pay the remaining Note Payable principal balance and reduced accrued interest on the Promissory Note to $13,383. Interest expense totaled $750 for the nine months ended September 30, 2015.

The total outstanding advance balance from Cardiff Partners, LLC to the Company at September 30, 2015 was $11,309. During the nine months ended September 30, 2015 Cardiff Partners, LLC advanced the Company $1,000, and the Company paid back $15,000 of previous advances to Cardiff Partners. The advance bears interest at a rate of 1% per month. Interest expense and accrued interest totaled $2,108 and $15,560 for the nine months ended September 30, 2015.

During the nine months ended September 30, 2015, Doug Brackin, the Company’s Chief Executive Officer, did not advance the Company additional money. The principal balance due to Mr. Brackin was $0. The advance bears interest at a rate of 1% per month. Interest expense totaled $0 for the nine months ended September 30, 2015. As of September 30, 2015 $4,469 in accrued interest remains outstanding.

On June 14, 2013, the Company entered into a Promissory note for a total of $215,000 due on December 31, 2014. The promissory note started to accrue compound interest at 1.0% per month. Interest expense and accrued interest totaled $16,081 and $49,479 for the nine months ended September 30, 2015. The promissory note was not paid by the maturity date of December 31, 2014 and is in default.

On February 7, 2015, the Company issued and sold a $12,000 Note due May 7, 2015. The proceeds to the Company were $8,000 and the Company recorded an Original Issue Discount (“OID”) of $4,000 which will be amortized over the life of the note. Interest expense from amortizing the OID totaled $4,000 during the nine months ended September 30, 2015. The unamortized OID balance at September 30, 2015 was $ 0.

NOTE 5 – STOCKHOLDERS’ EQUITY

The Company is authorized to issue 100,000,000 shares of $0.0001 par value common stock, and had 22,564,000 and 22,564,000 shares outstanding at September 30, 2015 and December 31, 2014, respectively.

The Company is authorized to issue 10,000,000 shares of $0.0001 par value preferred stock. The Company has never issued any shares of preferred stock.

The Company did not record any stock based compensation charges during the nine months ended September 30, 2015 and 2014.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Contingencies

The Company is not currently a party to any pending or threatened legal proceedings. Based on information currently available, management is not aware of any matters that would have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

NOTE 7 – RELATED PARTY TRANSACTIONS

On April 8, 2011, the Company entered into a Promissory note with Doug Brackin for a total of $62,500. The promissory note was not paid by the maturity date of July 31, 2011, and accordingly, the note started to accrue compounding interest at 1.25% per month effective August 1, 2011. The Company paid back $50,000 in July of 2013. On April 25, 2015, the Company entered into a definitive agreement to sell all of the membership interests in Brackin O’Connor, LLC to the original members of Brackin O’Connor, LLC for $25,000 which was used to fully pay the remaining Note Payable principal balance and reduced accrued interest on the Promissory Note to $13,383. Interest expense totaled $750 for the nine months ended September 30, 2015.

The total outstanding advance balance from Cardiff Partners, LLC to the Company at September 30, 2015 was $11,309. During the nine months ended September 30, 2015, Cardiff Partners, LLC advanced the Company $1,000, and the Company paid back $15,000 of previous advances to Cardiff Partners. The advance bears interest at a rate of 1% per month. Interest expense and accrued interest totaled $2,108 and $15,560 for the nine months ended September 30, 2015.

During the nine months ended September 30, 2015, Doug Brackin, the Company’s Chief Executive Officer, did not advance the Company additional money. The Company paid back $8,818 of previous advances owed to Mr. Brackin, leaving a balance due to Mr. Brackin of $0 in 2014. The advance bears interest at a rate of 1% per month. Interest expense totaled $0 for the nine months ended September 30, 2015. As of September 30, 2015 $4,469 in accrued interest remains outstanding.

NOTE 8 – DISCONTINUED OPERATIONS

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

As of the Company’s sale, income and expenses are netted in the income statement and appropriately labeled as discontinued operations. The results of discontinued operations are presented in the schedule below:

	Three Months Ending		Nine Months Ending
	September 30		September 30
	2015	2014	2015	2014
Gain (loss) from Discontinued Operations
Revenue	$-	$1,650	$2,200	$4,950
Less: Depreciation	-	(1,164)	(1,487)	(3,492)
Less: Operating Expenses	-	(748)	(684)	(2,211)
Gain (loss) from Discontinued Operations	$-	$(262)	$29	$(753)

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

Results of Operations

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

Revenue

Revenues totaled $7,500 for the three months ended September 30, 2015 versus $0 in the comparable period in the prior year. The increase in revenue was as a result of an increase in Company’s consulting services.

Operating Expenses

Operating expenses totaled $9,500 for the three months ended September 30, 2015 compared to $7,937 for the three months ended September 30, 2015. The current period expenses are primarily comprised of $9,335 of professional fees as well as other general and administrative expenses.

Interest Expense

Interest expense totaled $6,002 for the three months ended September 30, 2015 compared to $6,899 for the three months ended September 30, 2014.

Net Loss

Net loss totaled $8,002 for the three months ended September 30, 2015 due primarily to the professional fees. Net loss totaled $15,098 for the three months ended September 30, 2014.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

Revenue

Revenues totaled $21,700 for the nine months ended September 30, 2015 versus $0 in the comparable period in the prior year. The increase in revenue was as a result of an increase in Company’s consulting services.

Operating Expenses

Operating expenses totaled $39,475 for the nine months ended September 30, 2015 compared to $44,585 for the nine months ended September 30, 2014. The current period expenses are primarily comprised $35,221 in professional fees, as well as other general and administrative expenses. Expenses for the nine months ended September 30, 2014 were primarily comprised of $32,538 of professional fees, as well as other general and administrative expenses.

Interest Expense

Interest expense totaled $22,938 for the nine months ended September 30, 2015 compared to $19,731 for the nine months ended September 30, 2014.

Net Loss

Net loss totaled $40,684 for the nine months ended September 30, 2015 due primarily to the operating expenses discussed above. Net loss totaled $65,069 for the nine months ended September 30, 2014.

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming that we will continue as a going concern. As shown in the accompanying financial statements, we incurred losses of $40,684 for the nine months ended September 30, 2015 and have an accumulated deficit of $469,498 at September 30, 2015. At September 30, 2015, we had cash of $2.

We started to generate revenue in January 2011, however, in order to continue as a going concern, develop a reliable source of revenues, and achieve a profitable level of operations, we will need, among other things, additional capital resources. Accordingly, management’s plans to continue as a going concern include raising additional capital through sales of common stock and other securities.

On June 14, 2013, the Company entered into Note Purchase Agreements with six accredited investors for the purchase and sale by the Company of $215,000 of its 10% Senior Secured Convertible Promissory Notes due December 31, 2014 (“Promissory Notes”). The Promissory Notes, issued on June 14, 2013, constitute the senior indebtedness of the Company. The Company and investors agreed that no indebtedness senior to the Promissory Notes may be created without the consent of holders of a majority in interest of the Promissory Notes. The Promissory Notes and all accrued interest are convertible by the Promissory Note holders into shares of Common Stock at a price equal to $1.00 per share (“Conversion Price”). Shares acquired upon conversion will be eligible for sale pursuant to Rule 144 six months after the date of issue of the Promissory Notes. The Promissory Notes are secured by a lien on all of the Company’s assets. Interest on the Promissory Notes will accrue and be paid at maturity or converted into common stock when each respective Promissory Note is converted. The Promissory Notes shall be subject to mandatory conversion at the applicable Conversion Price upon the completion of a qualified financing, defined as an equity financing of not less than $1.5 million in aggregate gross proceeds from any equity or equity derivative financing. The Company agreed to include the shares of Common Stock underlying the Promissory Notes (unless eligible for resale under Rule 144) in any registration statement filed by the Company other than in connection with compensation plans and certain other types of transactions.

As of September 30, 2015, the Company had $215,000 in Promissory Notes outstanding.

On February 7, 2015, the Company issued and sold a $12,000 Note due May 7, 2015. The proceeds to the Company were $8,000 and the Company recorded an Original Issue Discount (“OID”) of $4,000 which will be amortized over the life of the note. Interest expense totaled $4,000 during the nine months ended September 30, 2015. The unamortized OID balance at September 30, 2015 was $ 0.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2015, and this assessment identified certain material weakness in our internal control over financial reporting, including material weaknesses due to our management’s lack of segregation of duties in financial transactions or reporting as a result of the fact that we only have two officers. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

Based on that evaluation, management concluded that our internal control over financial reporting was not effective as of September 30, 2015.

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

Item 4. Mine Safety Disclosures.

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

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 13th day of November, 2015.

CROWD SHARES AFTERMARKET, INC.

By:	/s/ Doug Brackin
Doug Brackin
Chief Executive Officer
(Principal Executive Officer)

