Form 10-K
period 2015-12-31
Crowd Shares Aftermarket, Inc.
filed 2016-04-12
CIK 1409014

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED December 31, 2015

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

COMMISSION FILE NUMBER 000-52769

CROWD SHARES AFTERMARKET, INC.

(Exact name of registrant as specified in its charter)

NEVADA	26-0295367
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

898 N. Sepulveda Suite 475 El Segundo, CA 90245	92660
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (424) 220-6613

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

State the aggregate market value of the voting and non-voting equity held by non-affiliates of the Registrant computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2015: $0.00.

Indicate by check mark whether the issuer filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [  ] No [X]

As of April 12, 2016, 22,564,000 shares of the Registrant’s Common Stock were outstanding.

Crowd Shares Aftermarket, Inc.

FORM 10-K

For the Fiscal Year Ended December 31, 2015

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

The Company earns revenue by providing outsourced SCF services including due diligence and developing marketing programs for companies looking to utilize technology to reach a broader potential investor base.

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

Brackin O’Connor Transaction

On December 31, 2010, the Company entered into a definitive agreement to acquire all of the membership interests in Brackin O’Connor, LLC (“Brackin O’Connor”). Brackin O’Connor operated a passenger transportation business. Its initial operations are focused on servicing the tourism industry in Scottsdale, Arizona. The Company agreed to issue 20,000,000 shares of its common stock to the members of Brackin O’Connor in exchange for the membership interests in Brackin O’Connor (the “Equity Exchange”).

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

On April 8, 2011, the Company entered into a Promissory note with Doug Brackin for a total of $62,500. The promissory note was not paid by the maturity date of July 31, 2011, and accordingly, the note started to accrue compounding interest at 1.25% per month effective August 1, 2011. Interest expense totaled $750 for the twelve months ended December 31, 2015. The Company made a partial principal payment in the amount of $50,000 in July 2013 and the final principal payment of $12,500 in April 2015. See Note 4 for further discussion.

Brackin O’Connor Disposition

On April 25, 2015, the Company entered into a definitive agreement to sell all of the membership interests in Brackin O’Connor, LLC to the original members of Brackin O’Connor, LLC for $25,000 which was used to reduce the outstanding Note Payable and accrued interest due to Doug Brackin, the Company’s CEO. Please refer to Note 8 – DISCONTINUED OPERATIONS.

Industry Background

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

Our Strategy

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

The Company business model provides outsourced SCF services including due diligence and developing marketing programs for companies looking to utilize technology to reach a broader potential investor base. The Company began generating revenue for its SCF business unit during the quarter ended September 30, 2013.

Marketing and Sales

The Company will market its business by attending and presenting at industry conferences. The Company believes this will be the most effective approach to bringing on new clients.

Research and Development

The Company will continue to develop its marketing materials and add additional functionality as resources become available.

Competition

As the SCF industry is new, there are currently a few competitors. The Company anticipates additional competition from multiple sources as the industry develops.

Seasonality

The Company believes that seasonality will have a minimal impact on its SCF business.

Compliance with Government Regulation

The Company believes that its SCF business will be highly regulated and is devoting considerable time to ensuring compliance with federal and state securities laws that apply to SCF.

Employees

As of April 12, 2016, we had no full-time employees and no independent contractors.

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

We started operations in passenger transportation business in December 2010 and began generating revenue from that business in January 2011. We started our SCF business in September 2013. We have a limited operating history upon which an evaluation of our future success or failure can be made. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to earn profit by marketing and selling our services. We cannot guarantee that we will be successful in generating revenues and profit in the future. Failure to generate revenues and profit will cause us to suspend or cease operations.

IF WE DO NOT OBTAIN ADDITIONAL FINANCING, OUR BUSINESS WILL FAIL.

Our business plan calls for ongoing expenses in connection with the marketing and development of our services.

While at December 31, 2015, we had cash on hand of $2, we have accumulated a deficit of $483,772. At this rate, we anticipate that additional funding will be needed for general administrative expenses and marketing costs.

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

If Doug Brackin OR KEITH MOORE, our PRINCIPAL officerS, should resign or die, we will not have a chief executive officer OR CHIEF FINANCIAL OFFICER. thIS could result in our operations suspending, AND you could lose your investment.

We depend on the services of our principal officers and a directors, Doug Brackin and Keith Moore, for the future success of our business. The loss of the services of Mr. Brackin or Mr. Moore could have an adverse effect on our business, financial condition and results of operations. If either should resign or die we will not have a chief executive officer or chief financial officer. If that should occur, until we find another person to act as our chief executive officer or chief financial officer, our operations could be suspended. In that event it is possible you could lose your entire investment. We do not carry any key personnel life insurance policies on Mr. Brackin or Mr. Moore and we do not have a contract for their services.

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

Item 2. Description of Properties.

Offices

Our corporate offices are located 898 N Sepulveda, Suite 475 El Segundo, CA 90245. We currently are not assessed any rental charges for the use of this space.

The premises used during the year ended December 31, 2015 were provided to us without charge. We have reviewed the estimated fair market value of the rent for the space used and concluded it to be immaterial to the financial statements individually and taken as a whole, as such, no expense for rent has been recorded for the period shown.

We do not currently own or lease any real property.

Item 3. Legal Proceedings.

There are no other legal proceedings are currently pending or, to our knowledge, threatened against us that, in the opinion of our management, could reasonably be expected to have a material adverse effect on our business or financial condition or results of operations.

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

As of February 25, 2013, our common stock is quoted on the OTC Bulletin Board under the symbol “CRDW”. The following table indicates the quarterly high and low last sale prices for shares of our common stock on the OTC Bulletin Board for the years ending December 31, 2015 and 2014, respectively:

2015	Low	High
Fourth Quarter	N/A	N/A
Third Quarter	N/A	N/A
Second Quarter	N/A	N/A
First Quarter	N/A	N/A

2014	Low	High
Fourth Quarter	N/A	N/A
Third Quarter	N/A	N/A
Second Quarter	N/A	N/A
First Quarter	N/A	N/A

Holders of Record

As of April 12, 2016, we had outstanding 22,564,000 shares of common stock, held by 36 shareholders of record.

We do not have an equity compensation plan.

Dividend Policy

We did not pay dividends on our common stock for the years ended December 31, 2015 and 2014, respectively, and have no plans to do so in the foreseeable future.

Recent Sales of Unregistered Securities

On June 14, 2013, the Company issued and sold $215,000 of its 10% Senior Secured Convertible Promissory Notes due December 31, 2014. These securities were offered to accredited investors in reliance on an exemption from the registration requirements of the Securities Act of 1933 (the “Securities Act”) under Regulation D. The securities in the offering have not been registered under the Securities Act or any state “blue sky” securities laws, and may not be offered or sold absent registration or an applicable exemption from the registration requirements of the Securities Act and applicable state securities laws. This note is currently in default.

On February 7, 2015, the Company issued and sold a $12,000 Note due May 7, 2015. The proceeds to the Company were $8,000 and the Company recorded an Original Issue Discount (“OID”) of $4,000 which will be amortized over the life of the note. These securities were offered to accredited investors in reliance on an exemption from the registration requirements of the Securities Act of 1933 (the “Securities Act”) under Regulation D. The securities in the offering have not been registered under the Securities Act or any state “blue sky” securities laws, and may not be offered or sold absent registration or an applicable exemption from the registration requirements of the Securities Act and applicable state securities laws. This note is currently in default.

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

Overview

The Company business model provides outsourced SCF services including due diligence and developing marketing programs for companies looking to utilize technology to reach a broader potential investor base.

Results of Operations

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Revenue

Revenue totaled $21,700 for the year ended December 31, 2015 compared to $0 in the prior year. The increase is due to the Company focusing on new SCF business.

Expenses

Operating expenses totaled $50,304 for the year ended December 31, 2015 compared to $52,627 in the prior year. The decrease in operating expenses was related to website development expenses incurred in 2014. Current year operating expenses included selling, general and administrative expenses.

Interest Expense and Loss from Continuing Operations

Interest expense totaled $28,861 for the year ended December 31, 2015 compared to $26,526 in 2014. The increase in interest expenses was related to the OID described above. Gain from discontinued operations totaled $29 for the year ended December 31, 2015 compared to loss of $903 in the prior year. The increase in gain from discontinued operations was related to the discontinued operations consisting of only four months in 2015 versus twelve months in 2014.

Net Income / Loss

Net losses totaled $57,436 for the year ended December 31, 2015 due primarily to the selling, general and administrative expenses and interest expense discussed above. Net losses totaled $80,057 for the year ended December 31, 2014 due to the selling, general and administrative expenses and interest expense discussed above.

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming that we will continue as a going concern. As shown in the accompanying financial statements, we incurred losses of $57,436 for the year ended December 31, 2015 and have a working capital deficit of $454,861 and an accumulated deficit of $486,250 at December 31, 2015. At December 31, 2015, we had cash of $2.

We started to generate revenue in January 2011, however, in order to continue as a going concern, develop a reliable source of revenues, and achieve a profitable level of operations, we will need, among other things, additional capital resources. Accordingly, management’s plans to continue as a going concern include raising additional capital through sales of common stock and other securities.

Our current funding is not sufficient to continue our operations for the remainder of the fiscal year ending December 31, 2016. We will require additional debt and/or equity financing to continue our operations. We cannot provide any assurances that additional financing will be available to us or, if available, may not be available on acceptable terms.

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

Capital Resources and Requirements

Our future liquidity and capital requirements will be influenced by numerous factors, including:

●	the extent and duration of future operating income;

●	the level and timing of future sales and expenditures;

●	working capital required to support our growth;

●	investment capital for equipment;

●	our sales and marketing programs;

●	investment capital for potential acquisitions;

●	competition; and

●	market developments.

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

Recently Issued Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-03, Interest–Imputation of Interest (Subtopic 835-30) (“ASU 2015-03”), which changes the presentation of debt issuance costs in financial statements. ASU 2015-03 requires an entity to present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs will continue to be reported as interest expense. It is effective for annual reporting periods beginning after December 15, 2016. Early adoption is permitted. The new guidance will be applied retrospectively to each prior period presented. The Company is currently in the process of evaluating the impact of adoption of ASU 2015-03 on its balance sheets.

In August, 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (“ASU 2015-14”). The amendment in this ASU defers the effective date of ASU No. 2014-09 for all entities for one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods beginning December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 31, 2016, including interim reporting periods with that reporting period.

In September, 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805) (“ASU 2015-16”). Topic 805 requires that an acquirer retrospectively adjust provisional amounts recognized in a business combination, during the measurement period. To simplify the accounting for adjustments made to provisional amounts, the amendments in the Update require that the acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amount is determined. The acquirer is required to also record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. In addition an entity is required to present separately on the face of the income statement or disclose in the notes to the financial statements the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. ASU 2015-16 is effective for fiscal years beginning December 15, 2015. The adoption of ASU 2015-016 is not expected to have a material effect on the Company’s consolidated financial statements.

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

Item 8. Financial Statements.

The information required by this item is included on pages F-2 through F-6.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 15d-15 under the Securities Exchange Act of 1934. Based upon that evaluation, our management, including our chief executive officer and principal financial officer, concluded that our disclosure controls and procedures were not effective as of December 31, 2015 and December 31, 2014 for the reasons described below.

Management’s report on internal controls over financial reporting

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting, as defined under Rule 15d-15(f) under the Securities Exchange Act of 1934. Management has assessed the effectiveness of our internal controls over financial reporting as of December 31, 2015 and December 31, 2014 based on the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our internal control system was designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. An internal control material weakness is a significant deficiency, or aggregation of deficiencies, that does not reduce to a relatively low level the risk that material misstatements in financial statements will be prevented or detected on a timely basis by employees in the normal course of their work. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015 and December 31, 2014, and this assessment identified certain material weakness in our internal control over financial reporting, including material weaknesses due to our management’s lack of segregation of duties in financial transactions or reporting as a result of the fact that we only have one officer. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

Based on that evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2015 and December 31, 2014.

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

Changes in internal control over financial reporting

There were no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during our fiscal years ended December 31, 2015 and December 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. In the estimation of our senior management, none of the changes in the composition of management have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of Crowd Shares Aftermarket, Inc.

Our executive officer and directors and their ages as of April 12, 2016 are as follows:

Director:

Name	Age

Douglas Brackin	53	CEO and Director

Keith Moore	55	CFO, Treasurer, Secretary and Director

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

Code of Ethics for Chief Executive Officer and Senior Financial Officers. We have adopted a Code of Ethics that applies to our principal executive officers and principal financial officer (or persons performing similar functions) that is designed to comply with Item 406 of Regulation S-K. A copy of our Code of Ethics will also be furnished, without charge, in print to any person who requests such copy by writing to the Company’s Secretary at: Crowd Shares Aftermarket, Inc., 898 N Sepulveda, Suite 475 El Segundo, CA 90245.

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

Compensation of Directors

We do not currently pay any cash fees to our directors, but we pay directors’ expenses in attending board meetings. During the fiscal years ended December 31, 2015 and December 31, 2014, no director expenses were incurred.

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

We may enter into indemnification agreements with each of our directors and officers that are, in some cases, broader than the specific indemnification provisions permitted by Nevada law, and that may provide additional procedural protection. As of April 12, 2016, we have not entered into any indemnification agreements with our directors or officers, but may choose to do so in the future.  Such indemnification agreements may require us, among other things, to:

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

Item 11. Executive Compensation.

The table below summarizes all compensation awarded to, earned by, or paid to our executive officer by any person for all services rendered in all capacities to us for the years ended December 31, 2015 and 2014.

Name and Principal Position (a)	Year (b)	Salary (c )	Bonus (d)	Stock Awards (e)	Option Awards (f)	Non-Equity Incentive Plan Compensation (g)	Non-Qualified Deferred Compensation Earnings (h)	All Other Compensation (i)	Total (j)

Doug Brackin	2015	$0	$0	$0	$0	$0	$0	$0	$0
Current Chief Executive Office and Director	2014	$0	$0	$0	$0	$0	$0	$0	$0

Keith Moore	2015	$0	$0	$0	$0	$0	$0	$0	$0
Current Chief Financial Officer and Director	2014	$0	$0	$0	$0	$0	$0	$0	$0

Outstanding Equity Awards at Fiscal Year-End

As of April 12, 2016, there were no outstanding equity awards held by any named executive officer.

Employment Agreements

As of April 12, 2016, we were not a party to any employment agreement with any named executive officer.

Compensation Committee Interlocks and Insider Participation

Due to the limited number of directors constituting our Board of Directors, the full Board of Directors considers and participates in the compensation of our executive officers.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding beneficial ownership of our common stock as of April 12, 2016:

●	by each person who is known by us to beneficially own more than 5% of our common stock;

●	by each of our executive officers and directors; and

●	by all of our executive officers and directors as a group.

Title of Class	Name and address of beneficial owner	Amount of Beneficial Ownership	Percent of class (1)
Common Stock	Douglas Brackin 755 E. Chaparral Rd, #18 Scottsdale, AZ 85250	10,000,000(2)

Common Stock	Joy Brackin 755 E. Chaparral Rd, #18 Scottsdale, AZ 85250	10,000,000(2)

Common Stock	All Officers and Directors as a group	20,000,000 shares	88.6%

(1)	The percent of class is based on 22,564,000 shares of common stock issued and outstanding as of April 12, 2016.

(2)	Includes 10,000,000 shares owned in the name of Douglas Brackin and 10,000,000 owned in the name of Mr. Brackin’s wife, Joy Brackin.

Item 13. Certain Relationships and Related Transactions.

On December 31, 2010, we entered into a definitive agreement to acquire all of the membership interests in Brackin O’Connor, LLC, (“Brackin”) an entity owned by Douglas Brackin, our President and Director, and Joy Brackin, his wife. We issued 20,000,000 shares of our common stock to Douglas Brackin and Joy Brackin in exchange for the membership interests in Brackin O’Connor.

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

On April 25, 2015, the Company entered into a definitive agreement to sell all of the membership interests in Brackin to the original members of Brackin O’Connor, LLC, for $25,000 which was used to pay the remaining Note Payable principal balance and reduce the accrued interest on the Promissory Note.

During the year ended December 31, 2015, Cardiff Partners, LLC, a related party, advanced the Company $1,000, and the Company paid back $15,000 of previous advances to Cardiff Partners. Keith Moore, the Company’s Treasurer, Secretary, and Director, is a managing member and 50% owner of Cardiff Partners. The advance bears interest at a rate of 1% per month. The total outstanding advance balance from Cardiff Partners to the Company at December 31, 2015 and 2014 was $11,309 and $25,309, respectively. Interest expense totaled $2,447 for the twelve months ended December 31, 2015. No interest was paid by the Company to Cardiff Partners during the twelve months ended December 31, 2015.

During the twelve months ended December 31, 2015, Doug Brackin, the Company’s Chief Executive Officer, did not advance the Company additional money. The Company paid back $8,818 of previous advances owed to Mr. Brackin in 2014, leaving a principal balance due to Mr. Brackin of $0 and interest due of $4,469. The advance bears interest at a rate of 1% per month. Interest expense totaled $0 for the twelve months ended December 31, 2015.

On April 8, 2011, the Company entered into a Promissory note with Doug Brackin, a related party, for a total of $62,500. The promissory note was not paid by the maturity date of July 31, 2011, and accordingly, the note started to accrue compounding interest at 1.25% per month effective August 1, 2011. During the year ended December 31, 2014, the Company paid back $50,000 of principal. During the year ended December 31, 2015, the Company paid back the remaining $12,500 of principal, leaving a balance due to Mr. Brackin of interest $13,383. Interest expense totaled $750 for the twelve months ended December 31, 2015.

During the twelve months ended December 31, 2015, Keith Moore the Company’s Chief Financial Officer, advanced the Company $4,641. The Company paid back $0 of previous advances owed to Mr. Moore in 2015, leaving a balance due to Mr. Moore of $4,641. The advance does not bear interest.

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

	Years Ended
	December 31,
	2015	2014
M&K CPAs, PLLC
Audit Fees	$7,558	$5,709
Audit-related fees	$0	$0
Tax fees	$0	$0
All other fees	$0	$0

Our Board of Directors established a policy whereby the outside auditors are required to seek pre-approval on an annual basis of all audit, audit-related, tax and other services by providing a prior description of the services to be performed. For the year ended December 31, 2015, 100% of all audit-related services were pre-approved by the Board of Directors, which concluded that the provision of such services by M&K was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions.

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

Dated: April 12, 2016	CROWD SHARES AFTERMARKET, INC.
(Registrant)

	By:	/s/ Douglas Brackin
Chief Executive Officer and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Douglas Brackin	Chief Executive Officer and Director	April 12, 2016
Douglas Brackin	(Principal Executive Officer)

/s/ Keith Moore	Chief Financial Officer and Director	April 12, 2016
Keith Moore	(Principal Financial and Accounting Officer)

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED

PURSUANT TO SECTION 15(d) OF THE EXCHANGE ACT BY NON-REPORTING ISSUERS

1.	No annual report to security holders covering the company’s year ended December 31, 2015, has been sent as of the date of this report.

2.	No proxy soliciting material has been sent to the company’s security holders with respect to the 2015 annual meeting of security holders.

3.	If such report or proxy material is furnished to security holders subsequent to the filing of this Report on Form 10-K, the company will furnish copies of such material to the Commission at the time it is sent to security holders.

ANNUAL REPORT ON FORM 10-K

ITEM 7

FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2015 and 2014

CROWD SHARES AFTERMARKET, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Management

Crowd Shares Aftermarket, Inc.

We have audited the accompanying balance sheets of Crowd Shares Aftermarket, Inc. (the “Company”) as of December 31, 2015 and 2014 and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years ended December 31, 2015 and December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Crowd Shares Aftermarket, Inc. as of December 31, 2015 and 2014 and the results of its operations and cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

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

/s/ M&K CPAS, PLLC
M&K CPAS, PLLC

www.mkacpas.com
Houston, Texas
April 12, 2016

CROWD SHARES AFTERMARKET, INC.

FORMERLY VINYL PRODUCTS, INC.

BALANCE SHEETS

	December 31, 2015	December 31, 2014
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$2	$1
Discontinued Assets
Cash and cash equivalents	-	3,147
TOTAL CURRENT ASSETS	2	3,148

Discontinued Assets
Property, plant and equipment, net of accumulated depreciation	-	4,239
TOTAL ASSETS	$2	$7,387

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$127,904	$93,134
Due to related parties	11,309	25,309
Accrued interest, related parties	33,751	43,055
Accrued interest, note payable	54,899	33,399
Note payable, other, net of original issue discount, in default	12,000	-
Note payable, related party, in default	-	12,500
Convertible notes payable, in default	215,000	215,000
Discontinued liabilities associated with discontinued assets
Accrued expenses and other current liabilities	-	250
TOTAL CURRENT LIABILITIES	$454,863	$422,647

TOTAL LIABILITIES	454,863	422,647

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding at December 31, 2015 and December 31, 2014	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized; 22,564,000 shares issued and outstanding at December 31, 2015 and December 31, 2014	2,256	2,256
Additional paid-in capital	29,133	11,298
Accumulated deficit	(486,250)	(428,814)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(454,861)	(415,260)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$2	$7,387

See notes to financial statements

CROWD SHARES AFTERMARKET, INC.

FORMERLY VINYL PRODUCTS, INC.

STATEMENTS OF OPERATIONS

	Twelve Months Ending
	December 31,
	2015	2014
Revenue	$21,700	$-

Operating expenses	50,304	52,627

Total operating expenses	50,304	52,627

Net operating loss	(28,604)	(52,627)

Interest expense	(28,861)	(26,526)

Loss from continuing operations	(57,465)	(79,154)
Gain (loss) from discontinued operations	29	(903)
Net loss	$(57,436)	$(80,057)

Basic and diluted income (loss) per share from continuing operations	$(0.00)	$(0.00)
Basic and diluted income (loss) per share from discontinued operations	$0.00	$(0.00)
Basic and diluted net income (loss) per share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding:
Basic	22,564,000	22,564,000
Diluted	22,564,000	22,564,000

See notes to financial statements

CROWD SHARES AFTERMARKET, INC.

FORMERLY VINYL PRODUCTS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance, December 31, 2013	22,564,000	$2,256	$11,298	$(348,757)	$(335,203)

Net loss for the twelve months ended December 31, 2014	-	-	-	(80,057)	(80,057)
Balance, December 31, 2014	22,564,000	$2,256	$11,298	$(428,814)	$(415,260)

Additional Paid-In Capital from Related Party for Gain on Sale of Assets	-	-	17,835	-	17,835
Net loss for the twelve months ended December 31, 2015	-	-	-	(57,436)	(57,436)
Balance, December 31, 2015	22,564,000	$2,256	$29,133	$(486,250)	$(454,861)

See notes to financial statements

CROWD SHARES AFTERMARKET, INC.

FORMERLY VINYL PRODUCTS, INC.

STATEMENTS OF CASH FLOWS

	Twelve Months Ending
	December 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(57,436)	$(80,057)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of original issue discount	4,000	-
Depreciation	1,487	4,656
Changes in:
Prepaid expenses and other current assets	-	750
Accounts payable	34,770	26,114
Accrued interest, related party	3,196	3,680
Accrued interest, note payable	21,500	21,559
Accrued expenses and other current liabilities	(250)	(432)
Net cash provided by (used in) operating activities	7,267	(23,730)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid due to related party sale	(4,413)	-
Net cash provided by (used in) investing activities	(4,413)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Payments to related parties	(15,600)	(13,109)
Proceeds from related parties	1,600	28,901
Proceeds from Notes Payable, Net of Original Issue Discount	8,000	-
Net cash provided (used in) by financing activities	(6,000)	15,792

NET INCREASE (DECREASE) IN CASH	(3,146)	(7,938)

CASH AND CASH EQUIVALENTS, beginning of the period	3,148	11,086

CASH AND CASH EQUIVALENTS, end of period	$2	$3,148

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$-	$1,182
Income taxes	800	-

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Related party contribution	$25,000	$-

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

Brackin O’Connor Transaction

On December 31, 2010, the Company entered into a definitive agreement to acquire all of the membership interests in Brackin O’Connor, LLC (“Brackin O’Connor”). Brackin O’Connor operated a passenger transportation business. Its initial operations are focused on servicing the tourism industry in Scottsdale, Arizona. The Company agreed to issue 20,000,000 shares of its common stock to the members of Brackin O’Connor in exchange for the membership interests in Brackin O’Connor (the “Equity Exchange”).

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

On April 8, 2011, the Company entered into a Promissory note with Doug Brackin for a total of $62,500. The promissory note was not paid by the maturity date of July 31, 2011, and accordingly, the note started to accrue compounding interest at 1.25% per month effective August 1, 2011. Interest expense totaled $750 for twelve months ended December 31, 2015, respectively. The Company made the final principal payment in the amount of $12,500 in April, 2015. See Note 4 for further discussion.

Brackin O’Connor Disposition

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

The Company earns revenue by providing outsourced SCF services including due diligence and developing marketing programs for companies looking to utilize technology to reach a broader potential investor base.

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

Going Concern

The Company’s financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America, and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company incurred a net loss from continuing operations of $54,958 during the year December 31, 2015 and an accumulated deficit of $483,772 since inception. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

Cash and Cash Equivalents

Cash and equivalents include investments with initial maturities of three months or less. The Company maintains its cash balances at credit-worthy financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. Deposits with these banks may exceed the amount of insurance provided on such deposits; however, these deposits typically may be redeemed upon demand and, therefore, bear minimal risk. The Company did not have any cash equivalents at December 31, 2015 or 2014.

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

During 2015, the Company recognized revenue from marketing services. Revenue received from marketing customers consists of payments via credit cards, checks and cash and is deposited into the Company’s bank account when received, either directly or through the Company’s merchant account.

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

No provision for federal income taxes has been recorded due to the net operating loss carry forwards totaling approximately $435,000 as of December 31, 2015 that will be offset against future taxable income.  The available net operating loss carry forwards of approximately $435,000 will expire in various years through 2035.  No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance the carry forwards will expire unused. The income tax benefit differs from the amount computed by applying the US federal income tax rate of 35% to net loss before income taxes for the year ended December 31, 2015 and 2014 and had no uncertain tax positions as at December 31, 2015 and 2014:

	31-Dec 2015	31-Dec 2014

Net operating loss carry forward	$(434,806)	$(377,369)
Statutory rate	35%	35%

Deferred tax Asset	$152,182	$132,079
Valuation allowance	$(152,182)	$(132,079)

Income tax provision	$-	$-

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

No assets were valued at fair value on a recurring or non-recurring basis as of December 31, 2015 or December 31, 2014, respectively.

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

Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-03, Interest–Imputation of Interest (Subtopic 835-30) (“ASU 2015-03”), which changes the presentation of debt issuance costs in financial statements. ASU 2015-03 requires an entity to present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs will continue to be reported as interest expense. It is effective for annual reporting periods beginning after December 15, 2016. Early adoption is permitted. The new guidance will be applied retrospectively to each prior period presented. The Company is currently in the process of evaluating the impact of adoption of ASU 2015-03 on its balance sheets.

In August, 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (“ASU 2015-14”). The amendment in this ASU defers the effective date of ASU No. 2014-09 for all entities for one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods beginning December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 31, 2016, including interim reporting periods with that reporting period.

In September, 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805) (“ASU 2015-16”). Topic 805 requires that an acquirer retrospectively adjust provisional amounts recognized in a business combination, during the measurement period. To simplify the accounting for adjustments made to provisional amounts, the amendments in the Update require that the acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amount is determined. The acquirer is required to also record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. In addition an entity is required to present separately on the face of the income statement or disclose in the notes to the financial statements the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. ASU 2015-16 is effective for fiscal years beginning December 15, 2015. The adoption of ASU 2015-016 is not expected to have a material effect on the Company’s consolidated financial statements.

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

NOTE 3—PROPERTY, PLANT AND EQUIPMENT

Components of property, plant and equipment were as follows:

	December 31, 2015	December 31, 2014

Vehicles	$-	$23,243
Total property, plant and equipment	-	23,243

Less: accumulated depreciation	-	(19,004)

Property, plant and equipment, net	$-	$4,239

Depreciation expense totaled $1,487 and $4,656 for the years ended December 31, 2015 and 2014, respectively. The Company’s parent Company has issued a promissory note and this promissory note is secured by a vehicle owned by Brackin O’Connor. See Note 8 for further discussion.

NOTE 4—NOTES PAYABLE

On April 8, 2011, the Company entered into a Promissory note with Doug Brackin, a related party, for a total of $62,500. The promissory note was not paid by the maturity date of July 31, 2011, and accordingly, the note started to accrue compounding interest at 1.25% per month effective August 1, 2011. During the year ended December 31, 2014, the Company paid back $50,000 of principal. During the year ended December 31, 2015, the Company paid back the remaining $12,500 of principal, leaving a balance due to Mr. Brackin of interest $13,383. Interest expense totaled $750 for the twelve months ended December 31, 2015.

During the year ended December 31, 2015, Cardiff Partners, LLC, a related party, advanced the Company $1,000, and the Company paid back $15,000 of previous advances to Cardiff Partners. Keith Moore, the Company’s Treasurer, Secretary, and Director, is a managing member and 50% owner of Cardiff Partners. The advance bears interest at a rate of 1% per month. The total outstanding advance balance from Cardiff Partners to the Company at December 31, 2015 and 2014 was $11,309 and $25,309, respectively. Interest expense and accrued interest totaled $2,447 and $15,899 for the twelve months ended December 31, 2015, and $2,332 and $13,542 for the twelve months ended December 31, 2014. No interest was paid by the Company to Cardiff Partners during the twelve months ended December 31, 2015.

During the twelve months ended December 31, 2015, Doug Brackin, the Company’s Chief Executive Officer, did not advance the Company additional money. The Company paid back $8,818 of previous advances owed to Mr. Brackin in 2014, leaving a principal balance due to Mr. Brackin of $0 and interest due of $4,469. The advance bears interest at a rate of 1% per month. Interest expense totaled $0 for the twelve months ended December 31, 2015.

On June 14, 2013, the Company entered into a convertible note for a total of $215,000 due on December 31, 2014. The convertible note started to accrue compound interest at 1.0% per month and have a conversion price equal to $1.00 per share. Interest expense and accrued interest totaled $21,500 and $54,899 for the twelve months ended December 31, 2015, and $21,559 and $33,339 for the twelve months ended December 31, 2014. The convertible note was not paid by the maturity date of December 31, 2014. The Company undertook an evaluation of the convertible note and determined the convertible note did not have any beneficial conversion features due to the conversion price being greater than the fair value of the shares on the date of the note. The convertible note is in default.

On February 7, 2015, the Company issued and sold a $12,000 Note due May 7, 2015. The proceeds to the Company were $8,000 and the Company recorded an Original Issue Discount (“OID”) of $4,000 which will be amortized over the life of the note. Interest expense from amortizing the OID totaled $4,000 during the twelve months ended December 31, 2015. The unamortized OID balance at December 31, 2015 was $ 0. The note is in default.

NOTE 5—STOCKHOLDERS’ EQUITY

The Company is authorized to issue 100,000,000 shares of $.0001 par value common stock, and had 22,564,000 and 22,564,000 shares outstanding at December 31, 2015 and December 31, 2014, respectively.

The Company is authorized to issue 10,000,000 shares of $.0001 par value preferred stock. The Company has never issued any shares of preferred stock.

The Company did not record any stock based compensation charges during the years ended December 31, 2015 and December 31, 2014.

During the year ended December 31, 2015, the Company entered into a definitive agreement to sell all of the membership interests in Brackin O’Connor, LLC to the original members of Brackin O’Connor, LLC. As a result, the assets and liabilities of the Company were segregated in the balance sheet and appropriately labeled as discontinued. The net amount of the components of the discontinued assets and liabilities during the year ended December 31, 2015 totaled $17,835 and were recorded to additional paid in capital. See Note 8 for further discussion.

NOTE 6—COMMITMENTS AND CONTINGENCIES

Contingencies

The Company is not currently a party to any pending or threatened legal proceedings. Based on information currently available, management is not aware of any matters that would have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

NOTE 7—RELATED PARTY TRANSACTIONS

On April 8, 2011, the Company entered into a Promissory note with Doug Brackin, a related party, for a total of $62,500. The promissory note was not paid by the maturity date of July 31, 2011, and accordingly, the note started to accrue compounding interest at 1.25% per month effective August 1, 2011. During the year ended December 31, 2014, the Company paid back $50,000 of principal. During the year ended December 31, 2015, the Company paid back the remaining $12,500 of principal, leaving a balance due to Mr. Brackin of interest $13,383. Interest expense totaled $750 for the twelve months ended December 31, 2015.

During the year ended December 31, 2015, Cardiff Partners, LLC, a related party, advanced the Company $1,000, and the Company paid back $15,000 of previous advances to Cardiff Partners. Keith Moore, the Company’s Treasurer, Secretary, and Director, is a managing member and 50% owner of Cardiff Partners. The advance bears interest at a rate of 1% per month. The total outstanding advance balance from Cardiff Partners to the Company at December 31, 2015 and 2014 was $11,309 and $25,309, respectively. Interest expense and accrued interest totaled $2,447 and $15,899 for the twelve months ended December 31, 2015, and $2,332 and $13,542 for the twelve months ended December 31, 2014. No interest was paid by the Company to Cardiff Partners during the twelve months ended December 31, 2015.

During the twelve months ended December 31, 2015, Doug Brackin, the Company’s Chief Executive Officer, did not advance the Company additional money. The Company paid back $8,818 of previous advances owed to Mr. Brackin in 2014, leaving a principal balance due to Mr. Brackin of $0 and interest due of $4,469. The advance bears interest at a rate of 1% per month. Interest expense totaled $0 for the twelve months ended December 31, 2015.

During the year ended December 31, 2013, Cardiff Partners, LLC contributed $15,000 as additional paid in capital to the Company in exchange for services provided by the Company to Cardiff Partners, a related party. Keith Moore, the Company’s Treasurer, Secretary, and Director, is a managing member and 50% owner of Cardiff Partners. Management believes the services provided were at fair value.

During the twelve months ended December 31, 2015, Keith Moore the Company’s Chief Financial Officer, advanced the Company $4,641. The Company paid back $0 of previous advances owed to Mr. Moore in 2015, leaving a balance due to Mr. Moore of $4,641. The advance does not bear interest.

During the year ended December 31, 2015, the Company entered into a definitive agreement to sell all of the membership interests in Brackin O’Connor, LLC to the original members of Brackin O’Connor, LLC, including Doug Brackin, the Company’s CEO. As a result, the assets and liabilities of the Company were segregated in the balance sheet and appropriately labeled as discontinued. The net amount of the components of the discontinued assets and liabilities during the year ended December 31, 2015 totaled $17,835 and were record to additional paid in capital. See Note 8 for further discussion.

NOTE 8—DISCONTINUED OPERATIONS

On April 25, 2015, the Company entered into a definitive agreement to sell all of the membership interests in Brackin O’Connor, LLC to the original members of Brackin O’Connor, LLC (“Brackin”), a related party, for $25,000 which was used to pay the remaining Note Payable principal balance and reduce the accrued interest on the Promissory Note to $13,383.

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

As of the Company’s sale, income and expenses are netted in the income statement and appropriately labeled as discontinued operations. The results of discontinued operations are presented in the schedule below:

	Twelve Months Ending
	December 31,
	2015	2014
Gain (loss) from Discontinued Operations
Revenue	$2,200	$6,600
Less: Depreciation	1,487	4,656
Less: Operating Expenses	684	2,847
Gain (loss) from Discontinued Operations	$29	$(903)

NOTE 9—MAJOR CUSTOMERS AND CREDIT CONCENTRATION

The Company’s customers are marketing and website developers. There were two significant customers who accounted for 69% and 29% of total sales for the year ended December 31, 2015. There was no concentration of accounts receivable at December 31, 2015. There were no sales or accounts receivable during 2014.

NOTE 10—SUBSEQUENT EVENTS

There have been no subsequent events as of the date of this filing.

