Form 10-Q
period 2016-03-31
Crowd Shares Aftermarket, Inc.
filed 2016-05-23
CIK 1409014

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Yes [  ]        No [X]

As of May 23, 2016, 22,564,000 shares of the registrant’s common stock were outstanding.

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.

CROWD SHARES AFTERMARKET, INC.

FORMERLY VINYL PRODUCTS, INC,

Part I

FINANCIAL INFORMATION

Item 1. Financial Statements.

CROWD SHARES AFTERMARKET, INC.
FORMERLY VINYL PRODUCTS, INC.
BALANCE SHEETS

	March 31, 2016	December 31, 2015
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$845	$2
TOTAL CURRENT ASSETS	845	2

TOTAL ASSETS	$845	$2

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$128,293	$127,904
Deferred revenue	10,000	-
Due to related parties	11,309	11,309
Accrued interest, related parties	34,083	33,751
Accrued interest, note payable	60,259	54,899
Note payable, other, net of original issue discount, in default	12,000	12,000
Convertible notes payable, in default	215,000	215,000
TOTAL CURRENT LIABILITIES	470,944	454,863

TOTAL LIABILITIES	$470,944	$454,863

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding at March 31, 2016 and December 31, 2015	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized; 22,564,000 shares issued and outstanding at March 31, 2016 and December 31, 2015	2,256	2,256
Additional paid-in capital	29,133	29,133
Accumulated deficit	(501,488)	(486,250)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(470,099)	(454,861)
TOTAL LIABILITIES A ND STOCKHOLDERS’ EQUITY (DEFICIT)	$845	$2

See notes to financial statements

CROWD SHARES AFTERMARKET, INC.
FORMERLY VINYL PRODUCTS, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ending March 31
	2016	2015
Revenue	$-	-

Operating expenses	9,546	18,312

Total operating expenses	9,546	18,312

Net operating (loss)	(9,546)	(18,312)

Interest expense	(5,692)	(8,969)

Loss from continuing operations	(15,238)	(27,281)
Gain (loss) from Discontinued Operations	-	(3)
Net (loss)	$(15,238)	$(27,284)

Basic and diluted income (loss) per share from continuing operations	$(0.00)	$(0.00)
Basic and diluted income (loss) per share from discontinued operations	$0.00	$(0.00)
Basic and diluted net income (loss) per share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding:
Basic	22,564,000	22,564,000
Diluted	22,564,000	22,564,000

See notes to financial statements

CROWD SHARES AFTERMARKET, INC.
FORMERLY VINYL PRODUCTS, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance, December 31, 2014 (Audited)	22,564,000	$2,256	$11,298	$(428,814)	$(415,260)
Net loss for the twelve months ended December 31, 2015	-	-	17,835.00	(57,436)	(39,601)
Balance, December 31, 2015 (Audited)	22,564,000	$2,256	$29,133	$(486,250)	$(454,861)
Net loss for the three months ended March 31, 2016	-	-	-	(15,238)	(15,238)
Balance, March 31, 2016 (Unaudited)	22,564,000	2,256	29,133	(501,488)	$(470,099)

See notes to financial statements

CROWD SHARES AFTERMARKET, INC.
FORMERLY VINYL PRODUCTS, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ending
	March 31
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(15,238)	$(27,284)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of original issue discount	-	2,311
Depreciation	-	1,164
Changes in:
Accounts payable	389	8,424
Deferred revenue	10,000	-
Accrued interest, related party	332	1,356
Accrued interest, note payable	5,360	5,301
Accrued expenses and other current liabilities	-	840
Net cash provided by (used in) operating activities	843	(7,888)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash provided by (used in) investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related parties	-	1,000
Proceeds from Notes Payable, Net of Original Issue Discount	-	8,000
Net cash provided (used in) by financing activities	-	9,000

NET INCREASE (DECREASE) IN CASH	843	1,112

CASH AND CASH EQUIVALENTS, beginning of the period	2	3,148

CASH AND CASH EQUIVALENTS, end of period	$845	$4,260

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$-	$-
Income taxes	800	800

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

In exchange for the capital stock of VFC and VFC Franchise Corp., Messrs Knott and Khatchoyan agreed to return to the Company 20,000,000 shares of the Company’s common stock and to assume up to $75,000 of liabilities arising from periods prior to December 31, 2010. In connection with the VFC Disposition, the Company agreed to reimburse certain expenses incurred by VFC through payment of $12,500 in cash and the issuance of a promissory note in the amount of $62,500. The promissory note was paid in full in April 2011. Please refer to Note 4 for further discussion.

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

On April 8, 2011, the Company entered into a Promissory note with Doug Brackin for a total of $62,500. The promissory note was not paid by the maturity date of July 31, 2011, and accordingly, the note started to accrue compounding interest at 1.25% per month effective August 1, 2011. Interest expense totaled $750 for twelve months ended December 31, 2015, respectively. The Company made the final principal payment in the amount of $12,500 in April, 2015. Please refer to Note 5 for further discussion.

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

Going Concern

The Company’s financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America, and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company incurred a net loss from continuing operations of $15,238 during the quarter ended March 31, 2016 and an accumulated deficit of $501,488 since inception. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

Cash and Cash Equivalents

Cash and equivalents include investments with initial maturities of three months or less. The Company maintains its cash balances at credit-worthy financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. Deposits with these banks may exceed the amount of insurance provided on such deposits; however, these deposits typically may be redeemed upon demand and, therefore, bear minimal risk. The Company did not have any cash equivalents at March 31, 2016 or December 31, 2015.

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

Revenues are recognized when persuasive evidence of an arrangement exists, the fees to be paid by the customer are fixed or determinable, collection of the fees is probable, delivery of the service and or product has occurred, and no other significant obligations on the part of the Company remain

Typically, the Company recognizes revenue from marketing and due diligence services. Revenue received from customers consists of payments via credit cards, checks and cash and is deposited into the Company’s bank account when received, either directly or through the Company’s merchant account.

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

No provision for federal income taxes has been recorded due to the net operating loss carry forwards totaling approximately $450,044 as of March 31, 2016 that will be offset against future taxable income. The available net operating loss carry forwards of approximately $450,000 will expire in various years through 2036. No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance the carry forwards will expire unused. The income tax benefit differs from the amount computed by applying the US federal income tax rate of 35% to net loss before income taxes for the period ended March 31, 2016 and 2015 and had no uncertain tax positions as of March 31, 2016 and 2015.

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

No assets or liabilities were valued at fair value on a recurring or non-recurring basis as of March 31, 2016 or December 31, 2015, respectively.

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

Recent Accounting Pronouncements

In January 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-16, Financial Instruments - Overall (Subtopic 825-10), Recognition and Measurement of Financial Assets and Financial Liabilities. The provisions of the update require equity investments to be measured at fair value with changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment. The update also simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. It also eliminates the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities, and eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value for financial instruments measured at amortized cost on the balance sheet. ASU No. 2016-16 requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. It also requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. The update requires separate presentation of financial assets and financial liabilities by category and form on the balance sheet or the accompanying notes to the financial statements. In addition, the update clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. For public business entities, the amendments in the update are effective for fiscal years beginning after December 15, 2017, including interim periods. The adoption of this ASU is not expected to have a material impact on the Company’s financial statements.

In November 2015, the FASB issued an ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”). Under current GAAP, deferred income tax assets and liabilities are separated into current and noncurrent amounts in the balance sheet. ASU 2015-17 requires all deferred assets and liabilities be classified as noncurrent in the balance sheet. The standard will be effective for periods beginning after December 15, 2016, including interim periods within that reporting period. The adoption of this ASU is not expected to have a material impact on the Company’s financial statements.

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

NOTE 3 – DEFERRED REVENUE

During the quarter ended March 31, 2016, the Company signed a contract to provide due diligence services and the Company received $10,000 under such contract in advance of the services provided. The Company has recorded the deposit received as deferred revenue until such time as the services are completed.

NOTE 4 – DEBT

On April 8, 2011, the Company entered into a Promissory note with Doug Brackin for a total of $62,500. The promissory note was not paid by the maturity date of July 31, 2011, and accordingly, the note started to accrue compounding interest at 1.25% per month effective August 1, 2011. The Company paid back $50,000 in July of 2013. On April 25, 2015, the Company entered into a definitive agreement to sell all of the membership interests in Brackin O’Connor, LLC to the original members of Brackin O’Connor, LLC for $25,000 which was used to fully pay the remaining Note Payable principal balance and reduced accrued interest on the Promissory Note to $13,383. Interest expense totaled $0 and $587 for the three months ended March 31, 2016 and 2015, respectively.

The total outstanding advance balance from Cardiff Partners, LLC to the Company at March 31, 2016 was $11,309. During the three months ended March 31, 2016 Cardiff Partners, LLC did not advance the Company any money, and the Company did not pay back any previous advances to Cardiff Partners. The advance bears interest at a rate of 1% per month. Accrued interest totaled $16,231 at March 31, 2016. Interest expense totaled $332 and $770 for the three months ended March 31, 2016 and 2015, respectively.

During the three months ended March 31, 2016, Doug Brackin, the Company’s Chief Executive Officer, did not advance the Company additional money. The principal balance due to Mr. Brackin was $0. The advance bears interest at a rate of 1% per month. Interest expense totaled $0 and $0 for the three months ended March 31, 2016 and 2015, respectively. As of March 31, 2016 $4,469 in accrued interest remains outstanding.

On June 14, 2013, the Company entered into a Promissory note for a total of $215,000 due on December 31, 2014. The promissory note started to accrue compound interest at 1.0% per month. Accrued interest totaled $60,259 at March 31, 2016. Interest expense totaled $5,360 and $5,301 for the three months ended March 31, 2016 and 2015, respectively. The promissory note was not paid by the maturity date of December 31, 2014 and is in default.

On February 7, 2015, the Company issued and sold a $12,000 Note due May 7, 2015. The proceeds to the Company were $8,000 and the Company recorded an Original Issue Discount (“OID”) of $4,000 which will be amortized over the life of the note. Interest expense totaled $0 and $2,311 for the three months ended March 31, 2016 and 2015, respectively. The note is in default.

NOTE 5 – STOCKHOLDERS’ EQUITY

The Company is authorized to issue 100,000,000 shares of $0.0001 par value common stock, and had 22,564,000 and 22,564,000 shares outstanding at March 31, 2016 and December 31, 2015, respectively.

The Company is authorized to issue 10,000,000 shares of $0.0001 par value preferred stock. The Company has never issued any shares of preferred stock.

The Company did not record any stock based compensation charges during the three months ended March 31, 2016 and 2015.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Contingencies

The Company is not currently a party to any pending or threatened legal proceedings. Based on information currently available, management is not aware of any matters that would have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

NOTE 7 – RELATED PARTY TRANSACTIONS

On April 8, 2011, the Company entered into a Promissory note with Doug Brackin for a total of $62,500. The promissory note was not paid by the maturity date of July 31, 2011, and accordingly, the note started to accrue compounding interest at 1.25% per month effective August 1, 2011. The Company paid back $50,000 in July of 2013. On April 25, 2015, the Company entered into a definitive agreement to sell all of the membership interests in Brackin O’Connor, LLC to the original members of Brackin O’Connor, LLC for $25,000 which was used to fully pay the remaining Note Payable principal balance and reduced accrued interest on the Promissory Note to $13,383. Interest expense totaled $0 and $587 for the three months ended March 31, 2016 and 2015, respectively.

The total outstanding advance balance from Cardiff Partners, LLC to the Company at March 31, 2016 was $11,309. During the three months ended March 31, 2016 Cardiff Partners, LLC did not advance the Company any money, and the Company did not pay back any previous advances to Cardiff Partners. The advance bears interest at a rate of 1% per month. Accrued interest totaled $16,231 at March 31, 2016. Interest expense totaled $332 and $770 for the three months ended March 31, 2016 and 2015, respectively.

During the three months ended March 31, 2016, Doug Brackin, the Company’s Chief Executive Officer, did not advance the Company additional money. The principal balance due to Mr. Brackin was $0. The advance bears interest at a rate of 1% per month. Interest expense totaled $0 and $0 for the three months ended March 31, 2016 and 2015, respectively. As of March 31, 2016 $4,469 in accrued interest remains outstanding.

In 2015, Keith Moore the Company’s Chief Financial Officer, advanced the Company $4,641. The Company paid back $4,641 of previous advances owed to Mr. Moore during the three months ended March 31, 2015.

In 2015, the Company entered into a definitive agreement to sell all of the membership interests in Brackin O’Connor, LLC to the original members of Brackin O’Connor, LLC, including Doug Brackin, the Company’s CEO. As a result, the assets and liabilities of the Company were segregated in the balance sheet and appropriately labeled as discontinued. See Note 8 for further discussion.

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

As of the Company’s sale, income and expenses are netted in the income statement and appropriately labeled as discontinued operations. The results of discontinued operations are presented in the schedule below:

	Three Months Ending
	March 31
	2016	2015
Gain (loss) from Discontinued Operations:
Revenue	$-	$1,650
Less: Depreciation	-	1,164
Less: Operating Expenses	-	489
Gain (loss) from Discontinued Operations	$-	$(3)

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

Results of Operations

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

Revenue

Revenue totaled $0 for the three months ended March 31, 2016 compared to $0 in the prior period.

Expenses

Operating expenses totaled $9,546 for the three months ended March 31, 2016 compared to $18,312 in the prior year period. The decrease in operating expenses was related to professional fees incurred in 2015. Current year operating expenses included selling, general and administrative expenses.

Interest Expense and Loss from Continuing Operations

Interest expense totaled $5,692 for the three months ended March 31, 2016 compared to $8,969 in 2015. The decrease in interest expenses was related to the principal note balances being paid down.

Net Income / Loss

Net losses totaled $15,238 for the three months ended March 31, 2016 due primarily to the selling, general and administrative expenses and interest expense discussed above. Net losses totaled $27,284 for the three months ended March 31, 2015 due to the loss from discontinued operations.

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming that we will continue as a going concern. As shown in the accompanying financial statements, we incurred losses of $15,238 for the three months ended March 31, 2016 and have a working capital deficit of $470,099 and an accumulated deficit of $501,488 at March 31, 2016. At March 31, 2016, we had cash of $845.

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

Impairment of Long-Lived Assets

The Company adopted Accounting Standards Codification subtopic 360-10, Property, Plant and Equipment (“ASC 360-10”). ASC 360-10 requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company evaluates its long-lived assets for impairment annually or more often if events and circumstances warrant. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. ASC 360-10 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell. The Company performed an annual review for impairment and none existed as of December 31, 2015.

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

Recently Issued Accounting Pronouncements

In January 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-16, Financial Instruments - Overall (Subtopic 825-10), Recognition and Measurement of Financial Assets and Financial Liabilities. The provisions of the update require equity investments to be measured at fair value with changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment. The update also simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. It also eliminates the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities, and eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value for financial instruments measured at amortized cost on the balance sheet. ASU No. 2016-16 requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. It also requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. The update requires separate presentation of financial assets and financial liabilities by category and form on the balance sheet or the accompanying notes to the financial statements. In addition, the update clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. For public business entities, the amendments in the update are effective for fiscal years beginning after December 15, 2017, including interim periods. The adoption of this ASU is not expected to have a material impact on the Company’s financial statements.

In November 2015, the FASB issued an ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”). Under current GAAP, deferred income tax assets and liabilities are separated into current and noncurrent amounts in the balance sheet. ASU 2015-17 requires all deferred assets and liabilities be classified as noncurrent in the balance sheet. The standard will be effective for periods beginning after December 15, 2016, including interim periods within that reporting period. The adoption of this ASU is not expected to have a material impact on the Company’s financial statements.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2016, and this assessment identified certain material weakness in our internal control over financial reporting, including material weaknesses due to our management’s lack of segregation of duties in financial transactions or reporting as a result of the fact that we only have two officers. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

Based on that evaluation, management concluded that our internal control over financial reporting was not effective as of March 31, 2016.

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

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 23rd day of May, 2016.

CROWD SHARES AFTERMARKET, INC.

By:	/s/ Doug Brackin
Doug Brackin
Chief Executive Officer
(Principal Executive Officer)

