Form 10-Q
period 2016-06-30
Crowd Shares Aftermarket, Inc.
filed 2016-08-25
CIK 1409014

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2016

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission file number: 000-52769

CROWD SHARES AFTERMARKET, INC.

(Exact name of registrant as specified in its charter)

Nevada	26-0295367
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

3901 Main Street, #605A Flushing, New York	11354
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (718) 371-9166

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of August 25, 2016, 22,564,000 shares of the registrant’s common stock were outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CROWD SHARES AFTERMARKET, INC.

FORMERLY VINYL PRODUCTS, INC.

BALANCE SHEETS

	June 30,	December 31,
	2016	2015
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$835	$2
Prepaid Expenses	3,735	—
TOTAL CURRENT ASSETS	4,570	2

Prepaid Expenses	—	—
TOTAL ASSETS	$4,570	$2

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$8,777	$127,904
Due to related parties	—	11,309
Accrued interest, related parties	—	33,751
Accrued interest, note payable	15,267	54,899
Note payable, other, net of original issue discount, in default	—	12,000
Convertible notes payable, in default	50,000	215,000
TOTAL CURRENT LIABILITIES	74,044	454,863

TOTAL LIABILITIES	$74,044	$454,863

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.0001 par value; 10,000,000 shares authorized;
no shares issued and outstanding at
June 30, 2016 and December 31, 2015	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized;
22,564,000 shares issued and outstanding at
June 30, 2016 and December 31, 2015	2,256	2,256
Additional paid-in capital	288,080	29,133
Accumulated deficit	(359,810)	(486,250)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(69,474)	(454,861)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$4,570	$2

See notes to financial statements

CROWD SHARES AFTERMARKET, INC.

FORMERLY VINYL PRODUCTS, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ending		Six Months Ending
	June 30		June 30
	2016	2015	2016	2015
Revenue	$10,000	$14,200	$10,000	$14,200

Operating expenses	5,212	11,859	14,758	29,976

Total operating expenses	5,212	11,859	14,758	29,976

Net operating (loss)	4,788	2,341	(4,758)	(15,776)

Other income (expense)
Gain on Debt Settlement	140,933	—	140,933	—
Interest expense	(4,043)	(7,967)	(9,735)	(16,936)
Total other income (expense)	136,890	(7,967)	131,198	(16,936)

Net Income (Loss) from continuing operations	141,678	(5,626)	126,440	(32,712)
Gain (loss) from Discontinued Operations	—	226	—	29
Net profit (loss)	$141,678	$(5,400)	$126,440	$(32,683)

Basic and diluted loss per share from continuing operations	0.01	$(0.00)	$0.01	$(0.00)
Basic and diluted income per share from discontinued operations	0.00	$0.00	$0.00	$0.00
Basic and diluted net income (loss) per share	0.01	$(0.00)	$0.01	$(0.00)

Weighted average number of common shares outstanding:
Basic	22,564,000	22,564,000	22,564,000	22,564,000
Diluted	22,564,000	22,564,000	22,564,000	22,564,000

See notes to financial statements

CROWD SHARES AFTERMARKET, INC.

FORMERLY VINYL PRODUCTS, INC.

STATEMENTS OF STOCKHOLDERS' DEFICIT

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2014	22,564,000	$2,256	$11,298	$(428,814)	$(415,260)
Net loss for the twelve months ended December 31, 2015	—	—	17,835.00	(57,436)	(39,601)
Balance, December 31, 2015	22,564,000	$2,256	$29,133	$(486,250)	$(454,861)

Contributed Capital from Related Party	—	—	258,947	—	258,947
Net income for the six months ended June 30, 2016	—	—	—	126,440	126,440
Balance, June 30, 2016 (Unaudited)	22,564,000	$2,256	$288,080	$(359,810)	$(69,474)

See notes to financial statements

CROWD SHARES AFTERMARKET, INC.

FORMERLY VINYL PRODUCTS, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ending
	June 30
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (loss)	$126,440	$(32,683)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of original issue discount	—	4,000
Gain on Debt Settlement	(140,933)	—
Depreciation	—	1,487
Changes in:
Accounts receivable	—	(2,500)
Prepaid Expenses	(3,735)	—
Accounts payable	(29,890)	14,278
Accrued interest, related party	(39,632)	2,274
Accrued interest, note payable	15,615	10,661
Accrued expenses and other current liabilities	—	(250)
Net cash provided by (used in) operating activities	(72,135)	(2,733)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash reduction due to related party sale	—	(4,413)
Net cash provided by (used in) investing activities	—	(4,413)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments to related parties	—	(5,000)
Proceeds from related parties	—	1,000
Proceeds from Notes Payable, Net of Original Issue Discount	—	8,000
Payments on Debt Settlement	(160,000)	—
Payments on Debt Settlement- Related Party	(11,310)	—
Additional Paid-In-Capital from Related Party	244,278	—
Net cash provided (used in) by financing activities	72,968	4,000

NET INCREASE (DECREASE) IN CASH	833	(3,146)

CASH AND CASH EQUIVALENTS, beginning of the period	2	3,148

CASH AND CASH EQUIVALENTS, end of period	$835	$2

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$—	$—
Income taxes	—	800

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Related party contribution	$—	$25,000
Related Party Forgiveness of Debt	14,669	—

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

On April 8, 2011, the Company entered into a Promissory note with Doug Brackin for a total of $62,500. The promissory note was not paid by the maturity date of July 31, 2011, and accordingly, the note started to accrue compounding interest at 1.25% per month effective August 1, 2011. Interest expense totaled $750 for twelve months ended December 31, 2015. The Company made the final principal payment in the amount of $12,500 in April, 2015. Please refer to Note 5 – Related Party Transactions.

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

AAA Century Group Transaction

Effective as of May 27, 2016, Doug Brackin and Joy Brackin, husband and wife (the “Sellers”), entered into a Common Stock Purchase Agreement (the “Stock Purchase Agreement”) pursuant to which the Sellers agreed to sell to AAA Century Group USA Inc., a newly-formed New York corporation (the “Purchaser”), the 20,000,000 shares of Company common stock owned by the Sellers, constituting approximately 88.6% of the Company’s 22,564,000 issued and outstanding common shares (the “Shares”), for $337,000. As part of the AAA Century Group Transaction, all liabilities of the Company, as of June 8, 2016, were to be paid in full at the closing of the AAA Century Group Transaction or shortly thereafter.

As a result of the sale there was a change of control of the Company. In connection with the sale pursuant to the Stock Purchase Agreement, the Sellers and the Company’s then directors and officers—Doug Brackin and Keith Moore agreed to appoint Qingxi Meng as the sole director and submit their resignations as the directors and officers of the Company, effective June 8, 2016. Upon Mr. Brackin’s resignation, Mr. Meng was named the Chief Executive Officer of the Company; and in August 2016, Ms. Yingchuan (“Shelley”) Wang was named Chief Financial Officer and Chief Operating Officer, and a director of the Company.

New management intends to engage in real estate transactions in the New York area. As of the date of the filing of this Report on Form 10-Q, the Company has not entered into any letter of intent or binding agreement to acquire any new assets or business in addition to the Company’s current securities crowdfunding activities, described below.

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

Going Concern

The Company's financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America, and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company reported a net profit of $141,678 during the quarter ended June 30, 2016 and an accumulated deficit of $359,810 since inception. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

Cash and Cash Equivalents

Cash and equivalents include investments with initial maturities of three months or less. The Company maintains its cash balances at credit-worthy financial institutions that are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. Deposits with these banks may exceed the amount of insurance provided on such deposits; however, these deposits typically may be redeemed upon demand and, therefore, bear minimal risk. The Company did not have any cash equivalents at June 30, 2016 or December 31, 2015.

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

CROWD SHARES AFTERMARKET, INC.

FORMERLY VINYL PRODUCTS, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

No provision for federal income taxes has been recorded due to the net operating loss carry forwards totaling approximately $301,000 as of June 30, 2016 that will be offset against future taxable income. The available net operating loss carry forwards of approximately $301,000 will expire in various years through 2036. No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance the carry forwards will expire unused. The income tax benefit differs from the amount computed by applying the US federal income tax rate of 35% to net loss before income taxes for the period ended June 30, 2016 and 2015 and had no uncertain tax positions as of June 30, 2016 and 2015.

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

No assets or liabilities were valued at fair value on a recurring or non-recurring basis as of June 30, 2016 or December 31, 2015, respectively.

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

NOTE 3 – DEFERRED REVENUE

The Company recognized $10,000 of deferred revenue during the quarter ended June 30, 2016 in conjunction with providing due diligence services to a third party during the period ended March 31, 2016. As of June 30, 2016, the services have been completed and the deferred revenue was recognized.

NOTE 4—DEBT

In June, 2016, as part of the AAA Century Group Transaction, the Company entered into settlement agreements with all debt holders of the Company. As a result of the settlement agreements, the Company recognized a gain on debt settlement in the amount of $66,366.

CROWD SHARES AFTERMARKET, INC.

FORMERLY VINYL PRODUCTS, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

On April 8, 2011, the Company entered into a Promissory note with Doug Brackin for a total of $62,500. The promissory note was not paid by the maturity date of July 31, 2011, and accordingly, the note started to accrue compounding interest at 1.25% per month effective August 1, 2011. The Company paid back $50,000 in July of 2013. On April 25, 2015, the Company entered into a definitive agreement to sell all of the membership interests in Brackin O’Connor, LLC to the original members of Brackin O’Connor, LLC for $25,000 which was used to fully pay the remaining Note Payable principal balance and reduced accrued interest on the Promissory Note to $13,383. As noted above, the Company entered into a settlement agreement with Mr. Brackin for the accrued interest on the Promissory Note resulting in the pay off and extinguishment of the full balance of $13,383 in accrued interest during the quarter ended June 30, 2016. Interest expense totaled $0 and $1,180 for the six months ended June 30, 2016 and 2015, respectively. The Company realized no gain on this settlement of debt, as Mr. Brackin received the full amount of his accrued interest payable.

From time to time, Cardiff Partners, LLC had advanced to the Company funds to cover operating expenses. The advance bears interest at a rate of 1% per month. As noted above, the Company entered into a settlement agreement with Cardiff Partners, LLC for the advance balance of $11,309 and accrued interest of $16,231 resulting in the pay off and extinguishment of the full amounts during the quarter ended June 30, 2016. Interest expense totaled $332 and $1,525 for the six months ended June 30, 2016 and 2015, respectively. The Company realized no gain on this settlement of debt, as Cardiff Partners received the full amount of the accrued interest and note payable.

From time to time, Doug Brackin advanced to the Company funds to cover operating expenses. The advance bears interest at a rate of 1% per month. As noted above, the Company entered into a settlement agreement with Mr. Brackin for the accrued interest of $4,469 on the advance resulting in the pay off and extinguishment of the full balance of $4,469 in accrued interest during the quarter ended June 30, 2016. Interest expense totaled $0 and $0 for the six months ended June 30, 2016 and 2015, respectively. The Company realized no gain on this settlement of debt, as Mr. Brackin received the full amount of his accrued interest payable.

On June 14, 2013, the Company entered into a Promissory note for a total of $215,000 due on December 31, 2014. The promissory note accrued interest at a rate of 1.0% per month. As noted above, the Company entered into settlement agreements with the promissory noteholders resulting in the pay off and extinguishment of the accrued interest and principal of all but $50,000 in principal and $15,267 in accrued interest for the period ended June 30, 2016. Interest expense totaled $9,735 and $15,411 for the six months ended June 30, 2016 and 2015, respectively. A total gain of $64,366 was recognized as a result of the debt and accrued interest settlement.

On February 7, 2015, the Company issued and sold a $12,000 Note due May 7, 2015. The proceeds to the Company were $8,000 and the Company recorded an Original Issue Discount (“OID”) of $4,000 which will be amortized over the life of the note. As noted above, the Company entered into a settlement agreements with the noteholder resulting in the pay off and extinguishment of the note. Interest expense totaled $0 and $2,311 for the six months ended June 30, 2016 and 2015, respectively. A total gain of $2,000 was recognized as a result of this debt settlement.

NOTE 5- ACCOUNTS PAYABLE DEBT SETTLEMENT

As noted above, the Company entered into settlement agreements with various debt holders resulting in the payoff of various notes and accounts payable. For the period ending June 30, 2016, the Company recognized a gain on settlement of accounts payable of $74,567. In addition, $14,669 was considered related party gains which was recorded as Additional Paid in Capital; see further discussion at Note 8.

NOTE 6—STOCKHOLDERS' EQUITY

The Company is authorized to issue 100,000,000 shares of $0.0001 par value common stock, and had 22,564,000 and 22,564,000 shares outstanding at June 30, 2016 and December 31, 2015, respectively.

The Company is authorized to issue 10,000,000 shares of $0.0001 par value preferred stock. The Company has never issued any shares of preferred stock.

The Company did not record any stock based compensation charges during the six months ended June 30, 2016 and 2015.

CROWD SHARES AFTERMARKET, INC.

FORMERLY VINYL PRODUCTS, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

As noted above, the Company entered into settlement agreements with various debt holders resulting in the payoff of various notes and accounts payable. During the period ended June 30, 2016, the Company recognized a total gain on settlement of debt of $140,933.

 During the six months ended June 30, 2016, Keith Moore, the Company’s former Chief Financial Officer, advanced the Company an additional $1,590. As noted above, the Company entered into a settlement agreement with Mr. Moore for the advance balance of $21,568 resulting in the pay off and extinguishment of the advance of $6,899 during the quarter ended June 30, 2016. The Company realized a gain on settlement of debt of $14,669, which was included in contributed capital under Additional Paid in Capital for the period ended.

The Company further recognized the full amount paid out to various note holders and accounts payable balances of $239,278 as contributed capital, as the funds were paid from the escrow account that was set up as a result of the sale of shares during the AAA Century Group Transaction. This balance was recorded under Additional Paid in Capital.

During the period ended June 30, 2016, revenue was recognized for performance of due diligence services to a related party Company. Because of the related party transaction, the $5,000 paid for services was included as contributed capital under Additional Paid in Capital.

NOTE 7—COMMITMENTS AND CONTINGENCIES

Contingencies

The Company is not currently a party to any pending or threatened legal proceedings. Based on information currently available, management is not aware of any matters that would have a material adverse effect on the Company's financial condition, results of operations or cash flows.

NOTE 8 – RELATED PARTY TRANSACTIONS

On April 8, 2011, the Company entered into a Promissory note with Doug Brackin for a total of $62,500. The promissory note was not paid by the maturity date of July 31, 2011, and accordingly, the note started to accrue compounding interest at 1.25% per month effective August 1, 2011. The Company paid back $50,000 in July of 2013. On April 25, 2015, the Company entered into a definitive agreement to sell all of the membership interests in Brackin O’Connor, LLC to the original members of Brackin O’Connor, LLC for $25,000 which was used to fully pay the remaining Note Payable principal balance and reduced accrued interest on the Promissory Note to $13,383. As noted above, the Company entered into a settlement agreement with Mr. Brackin for the full balance of $13,383 in accrued interest on the Promissory Note resulting in the pay off and extinguishment of the accrued interest during the quarter ended June 30, 2016. Interest expense totaled $0 and $1,180 for the six months ended June 30, 2016 and 2015, respectively. The Company realized no gain on this settlement of debt, as Mr. Brackin received the full amount if his accrued interest payable.

From time to time, Cardiff Partners, LLC had advanced to the Company funds to cover operating expenses. The advance bears interest at a rate of 1% per month. As noted above, the Company entered into a settlement agreement with Cardiff Partners, LLC for the advance balance of $11,309 and accrued interest of $16,231 resulting in the pay off and extinguishment of the full amounts during the quarter ended June 30, 2016. Interest expense totaled $332 and $1,525 for the six months ended June 30, 2016 and 2015, respectively. The Company realized no gain on this settlement of debt, as Cardiff Partners received the full amount if the accrued interest and note payable.

From time to time, Doug Brackin advanced to the Company funds to cover operating expenses. The advance bears interest at a rate of 1% per month. As noted above, the Company entered into a settlement agreement with Mr. Brackin for the accrued interest of $4,469 on the advance resulting in the pay off and extinguishment of the full balance of $4,469 in accrued interest during the quarter ended June 30, 2016. Interest expense totaled $0 and $0 for the six months ended June 30, 2016 and 2015, respectively. The Company realized no gain on this settlement of debt, as Mr. Brackin received the full amount if his accrued interest payable.

CROWD SHARES AFTERMARKET, INC.

FORMERLY VINYL PRODUCTS, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

During the six months ended June 30, 2016, Keith Moore, the Company’s former Chief Financial Officer, advanced the Company an additional $1,590. As noted above, the Company entered into a settlement agreement with Mr. Moore for the advance balance of $21,568 resulting in the pay off and extinguishment of the advance of $6,899 during the quarter ended June 30, 2016. The Company realized a gain on settlement of debt of $14,669, which was included in contributed capital under Additional Paid in Capital for the period ended.

In 2015, the Company entered into a definitive agreement to sell all of the membership interests in Brackin O’Connor, LLC to the original members of Brackin O’Connor, LLC, including Doug Brackin, the Company’s CEO. As a result, the assets and liabilities of the Company were segregated in the balance sheet and appropriately labeled as discontinued. See Note 9 for further discussion.

NOTE 9 – DISCONTINUED OPERATIONS

On April 25, 2015, the Company entered into a definitive agreement to sell all of the membership interests in Brackin O’Connor, LLC to the original members of Brackin O’Connor, LLC (“Brackin”), and at that time, a related party for $25,000 which was used to pay the remaining Note Payable principal balance and reduce the accrued interest on the Promissory Note to $13,383. As noted above, the Company entered into a settlement agreement with Mr. Brackin for the accrued interest on the Promissory Note resulting in the pay off and extinguishment of the accrued interest during the quarter ended June 30, 2016.

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

As of the Company’s sale, income and expenses are netted in the income statement and appropriately labeled as discontinued operations. The results of discontinued operations are presented in the schedule below:

	Three Months Ending June 30,		Six Months Ending June 30,
	2016	2015	2016	2015
Gain (loss) from Discontinued Operations:
Revenue	$—	$550	$—	$2,200
Less: Depreciation	—	323	—	1,487
Less: Operating Expenses	—	—	—	684
Gain (loss) from Discontinued Operations	$—	$227	$—	$29

NOTE 10 – SUBSEQUENT EVENTS

There have been no subsequent events as of the date of this filing.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

Revenue

Revenue totaled $10,000 for the three months ended June 30, 2016 compared to $14,200 in the prior period.

Operating Expenses

Operating expenses totaled $5,212 for the three months ended June 30, 2016 compared to $11,859 in the prior year period. The decrease in operating expenses was related to professional fees incurred in 2015. Current year operating expenses included selling, general and administrative expenses.

Interest Expense and Loss from Continuing Operations

Interest expense totaled $4,043 for the three months ended June 30, 2016 compared to $7,967 in 2015. The decrease in interest expenses was related to the settlement agreements entered into by the Company and all debt holders of the Company.

Net Income/ Loss

Net income totaled $141,678 for the three months ended June 30, 2016 due primarily to the gain on debt settlement of $140,933. Net losses totaled $5,400 for the three months ended June 30, 2015 due to the loss from discontinued operations.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

Revenue

Revenues totaled $10,000 for the six months ended June 30, 2016 versus $14,200 in the comparable period in the prior year.

Operating Expenses

Operating expenses totaled $14,758 for the six months ended June 30, 2016 compared to $29,976 for the six months ended June 30, 2015. The current period expenses are primarily comprised of professional fees, as well as other general and administrative expenses. Expenses for the six months ended June 30, 2015 were primarily comprised of $25,886 of professional fees, as well as other general and administrative expenses.

Interest Expense and Loss from Continuing Operations

Other income totaled $131,198 for the six months ended June 30, 2016 compared to other expense of $16,936 for the six months ended June 30, 2015. The current and prior period expenses are comprised of interest expense of $9,735 and $16,936 respectively, and gain on settlement of debt of $140,933 during the six months ended June 30, 2016. The decrease in interest expenses was related to the settlement agreements entered into by the Company and some of the debt holders of the Company.

Net Income/ Loss

Net income totaled $126,440 for the six months ended June 30, 2016 due primarily to the gain on debt settlement of $140,933. Net loss totaled $32,683 for the six months ended June 30, 2015 due primarily to professional fees as discussed above.

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming that we will continue as a going concern. As shown in the accompanying financial statements, the Company recorded a net profit of $126,440 for the six months ended June 30, 2016 and have a working capital deficit of $69,474 and an accumulated deficit of $359,810 at June 30, 2016. At June 30, 2016, we had cash of $835.

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

investment capital for equipment;

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company and therefore, we are not required to provide information required by this item of Form 10-Q.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2016, and this assessment identified certain material weakness in our internal control over financial reporting, including material weaknesses due to our management’s lack of segregation of duties in financial transactions or reporting as a result of the fact that we only have two officers. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

Based on that evaluation, management concluded that our internal control over financial reporting was not effective as of June 30, 2016.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not a party to any material legal proceedings.

ITEM 1A. RISK FACTORS

We are a smaller reporting company and therefore, we are not required to provide information required by this item of Form 10-Q.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit
Number	Name

21.1*	Subsidiaries of Registrant
31.1*	Certification of Chief Executive Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Labels
101.PRE	XBRL Taxonomy Extension

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 25th day of August, 2016.

CROWD SHARES AFTERMARKET, INC.

By:	/s/ Qingxi Meng
Qingxi Meng
Chief Executive Officer
(Principal Executive Officer)