Form 10-Q
period 2016-09-30
AAA CENTURY GROUP USA, INC.
filed 2016-11-21
CIK 1409014

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended September 30, 2016

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission file number: 000-52769

AAA CENTURY GROUP USA, INC.

(Exact name of registrant as specified in its Charter)

CROWD SHARES AFTERMARKET, INC.

(former corporate name of registrant)

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

As of November 18, 2016, 22,564,000 shares of the registrant’s common stock were outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AAA CENTURY GROUP USA, INC.

FORMERLY CROWD SHARES AFTERMARKET, INC.

CONDENSED BALANCE SHEETS

(Unaudited)

	As of September 30,	As of December 31,
	2016	2015
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$—	$2
Accounts receivable	5,000	—
TOTAL CURRENT ASSETS	5,000	2

TOTAL ASSETS	$5,000	$2

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$8,053	$127,904
Due to related parties	—	11,309
Accrued interest, related parties	—	33,751
Accrued interest, note payable	—	54,899
Note payable, other, net of original issue discount, in default	—	12,000
Convertible notes payable, in default	—	215,000
TOTAL CURRENT LIABILITIES	8,053	454,863

TOTAL LIABILITIES	$8,053	$454,863

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value; 50,000,000 shares authorized;
no shares issued and outstanding at
September 30, 2016 and December 31, 2015	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized;
22,564,000 shares issued and outstanding at
September 30, 2016 and December 31, 2015	2,256	2,256
Additional paid-in capital	334,086	29,133
Accumulated deficit	(339,395)	(486,250)
TOTAL STOCKHOLDERS’ DEFICIT	(3,053)	(454,861)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$5,000	$2

The accompanying notes are an integral part of these unaudited condensed financial statements.

AAA CENTURY GROUP USA, INC.

FORMERLY CROWD SHARES AFTERMARKET, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ending		Nine Months Ending
	September 30		September 30
	2016	2015	2016	2015
Revenue	$5,000	$7,500	$15,000	$21,700

Operating expenses	8,309	9,500	23,068	39,475

Net operating loss	(3,309)	(2,000)	(8,068)	(17,775)

Gain on debt settlement	23,737	—	164,670	—
Interest expense	12	6,002	9,747	22,938

Income (loss) from continuing operations	20,416	(8,002)	146,855	(40,713)
Gain from discontinued operations	—		—	29
Net income (loss)	$20,416	$(8,002)	$146,855	$(40,684)

Basic and diluted income (loss) per share from continuing operations	$0.00	$0.00	$0.01	$0.00
Basic and diluted income per share from discontinued operations	$0.00	$0.00	$0.00	$0.00
Basic and diluted net income (loss) per share	$0.00	$0.00	$0.01	$0.00

Weighted average number of common shares outstanding:
Basic	22,564,000	22,564,000	22,564,000	22,564,000
Diluted	22,564,000	22,564,000	22,564,000	22,564,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

AAA CENTURY GROUP USA, INC.

FORMERLY CROWD SHARES AFTERMARKET, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS' DEFICIT

(unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2014	22,564,000	$2,256	$11,298	$(428,814)	$(415,260)
Additional Paid-In Capital from related party for gain on sale of assets	—	—	17,835	—	17,835
Net loss	—	—	—	(57,436)	(57,436)
Balance, December 31, 2015	22,564,000	$2,256	$29,133	$(486,250)	$(454,861)

Contributions	—	—	304,953	—	304,953
Net income	—	—	—	146,855	146,855
Balance, September 30, 2016	22,564,000	$2,256	$334,086	$(339,395)	$(3,053)

The accompanying notes are an integral part of these unaudited condensed financial statements.

AAA CENTURY GROUP USA, INC.

FORMERLY CROWD SHARES AFTERMARKET, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$146,855	$(40,684)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of original issue discount	—	4,000
Depreciation	—	1,487
Gain on settlements	(164,670)	—
Changes in:
Accounts payable	(22,410)	23,777
Accounts receivable	(5,000)	—
Accrued interest, related parties	(33,751)	2,857
Accrued interest, note payable	—	16,080
Net cash provided by (used in) operating activities	(78,976)	7,517

CASH FLOWS FROM INVESTING ACTIVITIES
Cash reduction due to related party sale	—	(4,413)
Net cash used in investing activities	—	(4,413)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments to related parties	(11,309)	(15,250)
Proceeds from related parties	—	1,000
Proceeds from payment of notes payable, net of original issue discount	(10,000)	8,000
Payments on convertible notes payable	(190,000)	—
Contributions	290,283	—
Net cash provided by (used in) financing activities	78,974	(6,250)

NET DECREASE IN CASH	(2)	(3,146)

CASH AND CASH EQUIVALENTS, beginning of the period	2	3,148

CASH AND CASH EQUIVALENTS, end of period	$—	$2

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$33,751	$—
Income taxes	$—	$800

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Related party contribution	$—	$25,000
Forgiveness of related party payables	$14,669	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

AAA CENTURY GROUP USA, INC.

formerly

CROWD SHARES AFTERMARKET, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

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

Business Overview-Current Operations

AAA Century Group Transaction

Effective as of May 27, 2016, Doug Brackin and Joy Brackin, husband and wife (the “Sellers”), entered into a Common Stock Purchase Agreement (the “Stock Purchase Agreement”) pursuant to which the Sellers agreed to sell to AAA Century Group USA Corp., a newly-formed New York corporation (the “Purchaser”), the 20,000,000 shares of Company common stock owned by the Sellers, constituting approximately 88.6% of the Company’s 22,564,000 issued and outstanding common shares (the “Shares”), for $337,000. As part of the AAA Century Group Transaction, all liabilities of the Company were paid in full at the closing of the AAA Century Group Transaction or shortly thereafter.

As a result of the sale there was a change of control of the Company. In connection with the sale pursuant to the Stock Purchase Agreement, the Sellers and the Company’s then directors and officers—Doug Brackin and Keith Moore resigned their positions and appointed Qingxi Meng as the sole director. Mr. Meng was named the Chief Executive Officer of the Company; and in August 2016, Ms. Yingchuan (“Shelley”) Wang was named Chief Financial Officer and Chief Operating Officer, and a director of the Company.

Current management intends to engage in real estate transactions in the New York area. As of the date of the filing of this Report on Form 10-Q, the Company has not entered into any letter of intent or binding agreement to acquire any new assets or business in addition to the Company’s current securities crowdfunding activities, described below.

On September 20, 2016, the holders of 17,690,000 shares of the Company’s common stock, representing approximately 78.4% of the outstanding shares of the Company’s common stock, executed a written consent in lieu of a special meeting of stockholder approving the following matters:

(1) An amendment to the Articles of Incorporation, changing the name of the Company to AAA Century Group USA, Inc.

(2) An amendment to the Articles of Incorporation, increasing the number of the authorized common shares, $.0001 par value, from 100,000,000 to 500,000,000, and our authorized Preferred Shares, $.0001 par value, from 10,000,000 to 50,000,000; and

(3) Authorizing the Board of Directors to effectuate a forward split of the Company’s 22,564,000 currently issued and outstanding common shares of no less than two-for-one and no more than five-for-one, as and when determined by the Company’s Board of Directors.

AAA CENTURY GROUP USA, INC.

formerly

CROWD SHARES AFTERMARKET, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Crowdfunding Business

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

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and in conformity with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X and the related rules and regulations of the Securities and Exchange Commission (“SEC”).  Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to such rules and regulations. However, we believe that the disclosures included in these financial statements are adequate to make the information presented not misleading. The unaudited condensed financial statements included in this document have been prepared on the same basis as the annual financial statements, and in our opinion reflect all adjustments, which include normal recurring adjustments necessary for a fair presentation in accordance with US GAAP and SEC regulations for interim financial statements. The results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that we will have for any subsequent period.  These unaudited condensed financial statements should be read in conjunction with the audited financial statements and the notes to those statements for the year ended December 31, 2015 included in our Annual Report on Form 10-K.

Basis of Presentation

The Company maintains its accounting records on an accrual basis in accordance with U.S. GAAP.

Liquidity

The Company's unaudited condensed financial statements are prepared using the accrual method of accounting in accordance with U.S. GAAP, and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company reported net income of $20,416 during the quarter ended September30, 2016, due almost entirely because of the cancellation of debt as part of the change of control in June 2016, but has an accumulated deficit of $339,395 since inception. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern.

The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

Management’s plans to continue as a going concern include raising additional capital through sales of common stock and/or a debt financing. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

AAA CENTURY GROUP USA, INC.

formerly

CROWD SHARES AFTERMARKET, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(Unaudited)

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying unaudited condensed financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Estimates are adjusted to reflect actual experience when necessary. Significant estimates and assumptions affect many items in the financial statements. These include allowance for doubtful trade receivables, asset impairments, and contingencies and litigation. Significant estimates and assumptions are also used to establish the fair value and useful lives of depreciable tangible and certain intangible assets. Actual results may differ from those estimates and assumptions, and such results may affect income, financial position or cash flows.

Cash and Cash Equivalents

Cash and equivalents include investments with initial maturities of three months or less. The Company maintains its cash balances at credit-worthy financial institutions that are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. Deposits with these banks may exceed the amount of insurance provided on such deposits; however, these deposits typically may be redeemed upon demand and, therefore, bear minimal risk. The Company did not have any cash equivalents at September 30, 2016 or December 31, 2015.

Revenue Recognition

Typically, the Company recognizes revenue from marketing and due diligence services. Such revenue is recognized when the services are performed.

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

No provision for federal income taxes has been recorded due to the net operating loss carry forwards totaling approximately $287,951 as of September 30, 2016 that will be offset against future taxable income. The available net operating loss carry forwards of approximately $288,000 will expire in various years through 2036. No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance the carry forwards will expire unused. The income tax benefit differs from the amount computed by applying the US federal income tax rate of 35% to net loss before income taxes for the period ended September 30, 2016 and 2015 and had no uncertain tax positions as of September 30, 2016 and 2015.  Certain tax attributes are subject to an annual limitation as a result of the sale of shares from the Brackins to AAA Century Group USA Corp., which constitutes a change of ownership as defined under Internal Revenue Code Section 382.

AAA CENTURY GROUP USA, INC.

formerly

CROWD SHARES AFTERMARKET, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(Unaudited)

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

NOTE 3—DEBT AND DUE TO RELATED PARTY

From May, 2016, through July, 2016, as part of the AAA Century Group Transaction, the Company entered into settlement agreements with all debt holders of the Company. As a result of the settlement agreements, the Company recognized a gain on debt settlement in the amount of $164,670. As of September 30, 2016, all previous debt holders have settled with the Company, and there are no liabilities owed to any of these former debt holders.

On April 8, 2011, the Company entered into a Promissory note with Doug Brackin (a related party) for a total of $62,500. From time to time, Doug Brackin advanced to the Company funds to cover operating expenses. On April 25, 2015, the Company entered into a definitive agreement to sell all of the membership interests in Brackin O’Connor, LLC to the original members of Brackin O’Connor, LLC for $25,000 which was used to fully pay the remaining Note Payable principal balance and reduced accrued interest.  As of December 31, 2015, Brackin was owed $25,720 in accrued interest.  On June 30, 2016, the company wrote off the interest in complete fulfillment of all outstanding obligations.

From time to time, Cardiff Partners, LLC (a related party) had advanced to the Company funds to cover operating expenses. The advance bears interest at a rate of 1% per month. The Company entered into a settlement agreement with Cardiff Partners, LLC for the balance of $11,309 and accrued interest of $16,231 and settled both amounts for a total of $25,648 resulting in gain of $1,893 during the quarter ended September 30, 2016. Interest expense totaled $332 and $2,108 for the nine months ended September 30, 2016 and 2015, respectively.

On September 14, 2013, the Company entered into various promissory notes (“Notes”) for a total of $215,000 due on December 31, 2014. The Notes accrued interest at a rate of 1.0% per month. The Company entered into settlement agreements with the promissory noteholders.  The total amount owed for principal was $215,000, of which $190,000 was paid off at the change in ownership.  The remaining amount plus accrued interest was extinguished, resulting in a gain of $87,308.  Interest expense totaled $5,360 and $16,081 for the nine months ended September 30, 2016 and 2015, respectively.

On February 7, 2015, the Company issued and sold a $12,000 Note due May 7, 2015. The proceeds to the Company were $8,000 and the Company recorded an Original Issue Discount (“OID”) of $4,000 which will be amortized over the life of the note. As noted above, the Company entered into a settlement agreements with the noteholder resulting in the pay off and extinguishment of the note. Interest expense totaled $0 and $4,000 for the nine months ended September 30, 2016 and 2015, respectively. A total gain of $2,000 was recognized as a result of this debt settlement.

NOTE 4- ACCOUNTS PAYABLE SETTLEMENT

The Company entered into settlement agreements with various vendors resulting in the payoff of various accounts payable balances. For the period ended September 30, 2016, the Company recognized a gain on settlement of accounts payable of $82,771. In addition, $14,669 was considered related party gains which were recorded as additional paid in capital.

NOTE 5—STOCKHOLDERS' EQUITY

The Company is authorized to issue 500,000,000 shares of $0.0001 par value common stock, and had 22,564,000 shares outstanding at September 30, 2016 and December 31, 2015, respectively.

AAA CENTURY GROUP USA, INC.

formerly

CROWD SHARES AFTERMARKET, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(Unaudited)

The Company is authorized to issue 50,000,000 shares of $0.0001 par value preferred stock. The Company has never issued any shares of preferred stock.

As noted above, the Company entered into settlement agreements with various debt holders resulting in the payoff of various notes and accounts payable. During the nine months ended September 30, 2016, the Company recognized a total gain on settlement of debt of $164,670.  Company also recorded $290,283 as additional paid in capital during the nine months ended September 30, 2016 from Doug Brackin, a related party.

NOTE 6—COMMITMENTS AND CONTINGENCIES

The Company is not currently a party to any pending or threatened legal proceedings. Based on information currently available, management is not aware of any matters that would have a material adverse effect on the Company's financial condition, results of operations or cash flows.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this Quarterly Report on Form 10-Q, unless the context requires otherwise, “we,” “us” and “our” refer to AAA Century Group USA, Inc., a Nevada corporation. The following Management’s Discussion and Analysis of Financial Condition and Results of Operations provide information that we believe is relevant to an assessment and understanding of our financial condition and results of operations. The following discussion should be read in conjunction with our financial statements and notes thereto included with this Quarterly Report on Form 10-Q, and all our other filings, including Current Reports on Form 8-K, filed with the Securities and Exchange Commission (“SEC”) through the date of this report.

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

Overview

The Company business model provides outsourced SCF services including due diligence and developing marketing programs for companies looking to utilize technology to reach a broader potential investor base. New management intends to expand the Company’s operations with real estate transactions in the greater New York metropolitan area.

Results of Operations

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015

Revenue

Revenue totaled $5,000 for the three months ended September 30, 2016 compared to $7,500 in the prior period. The decrease was related to the decrease in the number of revenue producing projects during the quarter ended September 30, 2016.

Operating Expenses

Operating expenses totaled $8,309 for the three months ended September 30, 2016 compared to $9,500 in the prior year period. The decrease in operating expenses was related to lower professional fees incurred in 2016 due to management’s efforts to reduce operating expenses. Current year operating expenses included selling, general and administrative expenses.

Interest Expense

Interest expense totaled $12 for the nine months ended September 30, 2016 compared to $6,002 in 2015. The decrease in interest expenses was related to the settlement agreements entered into by the Company and all debt holders of the Company.

Net Income/ Loss

Net income totaled $20,416 for the three months ended September 30, 2016 due primarily to the gain on debt settlement of $23,737. Net losses totaled $8,002 for the three months ended September 30, 2015 due to professional fees.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

Revenue

Revenues totaled $15,000 for the nine months ended September 30, 2016 versus $21,700 in the comparable period in the prior year.  The decrease was related to the decrease in the number of revenue producing projects during the nine months ended September 30, 2016.

Operating Expenses

Operating expenses totaled $23,068 for the nine months ended September 30, 2016 compared to $39,475 for the nine months ended September 30, 2015. The current period expenses are primarily comprised of professional fees, as well as other general and administrative expenses. Expenses for the nine months ended September 30, 2015 were primarily comprised of $35,000 of professional fees, as well as other general and administrative expenses.  The decrease in operating expenses was related to lower professional fees incurred in 2016 due to management’s efforts to reduce operating expenses. Current year operating expenses included selling, general and administrative expenses.

Interest Expense

Interest expense totaled $9,747 for the three months ended September 30, 2016 compared to $22,938 in 2015. The decrease in interest expenses was related to the settlement agreements entered into by the Company and all debt holders of the Company.

Net Income/ Loss

Net income totaled $146,855 for the nine months ended September 30, 2016 due primarily to the gain on debt settlement of $164,670. Net loss totaled $40,684 for the nine months ended September 30, 2015 due primarily to professional fees as discussed above.

Liquidity and Capital Resources

The accompanying unaudited condensed financial statements have been prepared assuming that we will continue as a going concern. As shown in the accompanying unaudited condensed financial statements, the Company recorded net income of $146,855 for the nine months ended September 30, 2016, owing almost exclusively to the gain on debt settlements.  We have a working capital deficit of $3,053 and an accumulated deficit of $339,395 at September 30, 2016. At September 30, 2016, we had cash of $0.

We started to generate revenue in January 2011, in our crowdsharing operations. However, in order to continue as a going concern, develop a reliable source of revenues, and achieve a profitable level of operations, we will need, among other things, additional capital resources. Accordingly, management’s plans to continue as a going concern include raising additional capital through sales of common stock and other securities.

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

Critical Accounting Policies and Estimates

We prepare our financial statements in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Our management periodically evaluates the estimates and judgments made. Management bases its estimates and judgments on historical experience and on various factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates. Refer to the 10-K for descriptions of critical accounting policies.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company and therefore, we are not required to provide information required by this item of Form 10-Q.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2016, and this assessment identified certain material weakness in our internal control over financial reporting, including material weaknesses due to our management’s lack of segregation of duties in financial transactions or reporting as a result of the fact that we only have two officers. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

Based on that evaluation, and for the reasons stated above, management concluded that our internal control over financial reporting was not effective as of September 30, 2016.

Changes in Internal Control over Financial Reporting

The Company changed its Chief Financial Officer in June 2016, other than that change there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not a party to any material legal proceedings.

ITEM 1A. RISK FACTORS

We are a smaller reporting company and therefore, we are not required to provide information required by this item of Form 10-Q.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

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

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 18th day of November, 2016.

AAA CENTURY GROUP USA, INC.

By:	/s/ Qingxi Meng
Qingxi Meng
Chief Executive Officer
(Principal Executive Officer)